Form 10-Q
period 2019-11-30
MJ Harvest, Inc.
filed 2020-01-21
CIK 1789330

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: November 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________ Commission File Number: 333-234048

MJ Harvest, Inc.

 (Exact name of registrant as specified in its charter)

NEVADA	82-3400471
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

9205 W. Russell Road, Suite 240, Las Vegas, Nevada 89139

(Address of Principal Executive Office) (Zip Code)

(954) 519-3115

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the issuer's Common Stock outstanding as of January 14, 2020, is 20,031,268.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Attached after signature page.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a differences include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Three Months Ended November 30, 2019, compared with the Three Months Ended November 30, 2018

Revenue for the three-month periods ended November 30, 2019 and 2018 was $67,130 and $17,328, respectively. Cost of revenues for the three-month periods ended November 30, 2019 and 2018 was $24,626 and $4,933, respectively. Gross profit for the three-month periods ended November 30, 2019 and 2018 was $42,504 and $12,395, respectively.  Sales revenues increased largely as a result of the acquisition of control over the sales process in the current period compared to the prior year. In the three months ended May 31, 2019, the Company owned 100% of G4 Products LLC (G4) and was able to control marketing activities to increase sales more efficiently than when G4 was owned 49% by an unrelated party who controlled most aspects of the marketing program. Cost of goods sold as a percentage of sales increased in the three months ended November 30, 2019 (36.7%) compared to the same period in 2018 (28%) due to the use of independent fulfillment centers to satisfy customer orders. In the prior period, the company fulfilled orders through a controlled subsidiary.

Total operating expenses were $357,969 for the three-month period ended November 30, 2019 and $250,781 for the three-month period ended November 30, 2018, resulting in an increase in total operating expenses of $107,188.  The increase was attributable primarily to an impairment expense of $100,000 on intangible assets that was recognized in the current period.  Officer and director compensation decreased during the current period to $112,500 from $140,000, and general and administrative expenses decreased $5,308 to $17,076 from $22,384, primarily due to normalizing of operations following the changes that occurred in the quarter ended August 31, 2019 with the shift to fulfillment centers. These decreases were offset by a $39,996 increase in professional fees and contract services in the current period, to $128,393 from $88,397. The increase was the result of $20,000 paid for non-recurring professional services relating to due diligence investigations of acquisition candidates, and added costs for legal and accounting relating to the filing of an S-1 Registration Statement in the current period.

Net loss from operations for the three-month period ended November 30, 2019 was $315,465 compared to net loss of $250,781 for the three-month period ended November 30, 2018.  The higher net loss from operations was primarily the result of the impairment expense.

Six-months Ended November 30, 2019, compared with the Six-months Ended November 30, 2018

Revenue for the six-month periods ended November 30, 2019 and 2018 was $88,090 and $35,714, respectively, an increase of 147%. Cost of revenues for the six-month periods ended November 30, 2019 and 2018 was $37,070 and $11,192, respectively. Gross profit for the six-month periods ended November 30, 2019 and 2018 was $51,020 and $24,522, respectively. As with the second quarter discussed above, the increased revenue is a result of increased marketing efforts and control over the entire sales process in the current period compared to the prior year. Cost of goods sold as a percentage of sales increased in the six-months ended November 30, 2019 (42.0%) compared to the same period in 2018 (31.3%) due to the use of independent fulfillment centers to satisfy customer orders. In the prior period, the company fulfilled orders through a controlled subsidiary. The set-up costs for the fulfillment centers included initial transportation costs to shift inventory from the Company controlled warehouse to the fulfillment centers, which increased cost of sales more in the three months ended August 31, 2019 compared to the three months ended November 30, 2019.

Net loss from operations for the six-month period ended November 30, 2019 was $596,764 compared to net loss of $375,876 for the six-month period ended November 30, 2018.  As with the three-month periods ended November 30, 2019 and 2018, the increase was attributable primarily to an impairment expense of $100,000 on intangible assets that was recognized in the current period.  In addition, for the six months ended November 30, 2019, the company incurred higher operating costs due to added personnel, increased patent counsel and professional fees, and higher officer and director compensation. The additional operating costs were incurred as the Company ramped up its review of potential acquisition candidates and focused on building sales of its existing products. The Company also incurred increased costs relating to the filing of an S-1 Registration Statement during the current period.

Total operating expenses were $647,784 for the six-month period ended November 30, 2019 and $400,398 for the six-month period ended November 30, 2018, resulting in an increase in total operating expenses between periods of $247,386.  The increase was comprised of $57,947 in professional fees and contract services, $62,500 in officer and director compensation, $26,939 in general and administrative expenses, and $100,000 in impairment of intangible assets expense.

Liquidity and Capital Resources

Cash flow from operating activities for the six-month period ended November 30, 2019, was a negative $167,917. During the period, our total cash decreased by $1,958. Cash to fund the negative cash flow from operations was derived primarily from proceeds of advances from related parties totaling $165,959.

The Company continues to make progress in growing sales of its existing product line, but the business is not yet sufficient to support our current operating structure. We continue to seek out potential acquisition candidates and distributorships and hope to see continuing growth in sales in the coming periods. The Company is currently reliant on funding through advances from related parties, but no assurances can be given that such funding will continue to be available in future periods.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As stated above, we incurred net losses of $596,764 and $375,876, respectively, for the six-month periods ended November 30, 2019, and 2018, and had an accumulated deficit of approximately $2,815,483 as of November 30, 2019.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders.

Off Balance Sheet Arrangements

None

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures.

Management of the Company believes that these material weaknesses are due to the small size of the company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As the Company grows, management expects to increase the number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended November 30, 2019 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings, and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended November 30, 2019, the board of directors issued 896,000 unregistered common shares to six unrelated persons and four related parties that were officers and/or directors in exchange for services rendered to the Company.  The shares were valued and issued at $0.25 per share.  The issuance of the shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the recipients of the shares were persons closely associated with the Company and the issuance of the shares did not involve any public offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document

3.1*	3	Articles of Incorporation of MJ Harvest, Inc.

3.2*	3	Amended Bylaws of MJ Harvest, Inc.

10.1*	10	Independent Contractor Agreement with Patrick Bilton effective January 1, 2019

10.2*	10	Independent Contractor Agreement with Brad Herr effective January 1, 2019

10.3*	10	Securities Purchase Agreement by and between MJ Harvest, Inc. (fka EM Energy, Inc). and Original Ventures, Inc. dated November 7, 2017

10.4*	10	Securities Purchase Agreement by and between MJ Harvest, Inc. and Original Ventures, Inc. dated December 7, 2018

31.1	31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)

31.2	31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)

32.1	32	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

32.2	32	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

*	Incorporated by reference to Exhibits 3.1, 3.2, 10.1, 10.2, 10.3, and 10.4 of the Company's Registration Statement on Form S-1 which was declared effective on January 9, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJ Harvest, Inc.

Date:  January 21, 2020

By: /s/ Patrick Bilton
Patrick Bilton, Principal Executive Officer
By: /s/ Brad E. Herr
Brad E. Herr, Chief Financial Officer and Principal Financial Officer

5

MJ Harvest, Inc.

Contents

Page

FINANCIAL STATEMENTS – Three and Six Months Ended November 30, 2019:

Consolidated balance sheets	F-2

Consolidated statements of operations	F-3

Consolidated statements of changes in stockholders’ equity (deficit)	F-4

Consolidated statements of cash flows	F-5

Notes to consolidated financial statements	F-6- F-12

   EM ENERGY, INC.

   CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2019	2019

ASSETS
CURRENT ASSETS:
Cash	$11,634	$13,592
Accounts receivable	100	9,191
Inventory	44,295	56,205
Total current assets	56,029	78,988

NON-CURRENT ASSETS:
Machinery & equipment - net	18,399	20,919
Deposits	-	480
Intangible assets - net	148,334	150,000
Total non-current assets	166,733	171,399

Total Assets	$222,762	$250,387

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other liabilities	$15,470	$15,915
LONG-TERM LIABILITIES:
Common stock payable	218,500	127,125
Advances from related parties	705,663	539,704
Total long-term liabilities	924,163	666,829

Total Liabilities	939,633	682,744

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, par value $0.0001, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value per share, 50,000,000 shares authorized, 20,007,739 and 18,758,739 issued and
outstanding, respectively	2,001	1,876
Additional paid-in capital	2,096,611	1,784,486
Accumulated deficit	(2,815,483)	(2,218,719)
Total stockholders' deficit	(716,871)	(432,357)
Total Liabilities and Stockholders' Deficit	$222,762	$250,387

   EM ENERGY, INC.

   STATEMENTS OF OPERATIONS

   (unaudited)

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
	2019	2018	2019	2018

REVENUE	$67,130	$17,328	$88,090	$35,714
Cost of sales	24,626	4,933	37,070	11,192
Gross profit	42,504	12,395	51,020	24,522

OPERATING EXPENSES:
Officer and director compensation	112,500	140,000	262,500	200,000
General and administrative	17,076	22,384	51,932	24,993
Impairment of intangible assets	100,000	-	100,000	-
Professional fees and contract services	128,393	88,397	233,352	175,405
Total operating expenses	357,969	250,781	647,784	400,398

NET LOSS FROM OPERATIONS	(315,465)	(238,386)	(596,764)	(375,876)

Net income attributable to non-controlling interest	-	(3,995)	-	(5,730)

NET LOSS ATTRIBUTABLE TO MJ HARVEST, INC.	$(315,465)	$(242,381)	$(596,764)	$(381,606)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - Basic and diluted	19,538,464	17,655,652	19,156,116	17,715,214

 EM ENERGY, INC.

 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

 FOR THE THREE MONTHS ENDED AUGUST 31, 2019 AND 2018

			Additional
	Common Stock		Paid-In	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total

BALANCES, May 31, 2018	17,598,739	$1,760	$1,418,227	$(1,256,448)	$140,645	$304,184
Shares issued for compensation	119,000	12	29,738			29,750
Net loss for the three months ended August 31, 2018				(139,225)	1,735	(137,490)
BALANCES, August 31, 2018	17,717,739	$1,772	$1,447,965	$(1,395,673)	$142,380	$196,444

Share issued for compensation	150,000	15	37,485			37,500
Net loss for the three months ended November 30, 2018				(242,381)	3,995	(238,386)
BALANCES, November 30, 2018	17,867,739	$1,787	$1,485,450	$(1,638,054)	$146,375	$(4,442)

BALANCES, May 31, 2019	18,758,739	$1,876	$1,784,486	$(2,218,719)	$—	$(432,357)
Share issued for common stock payable	353,000	35	88,215			88,250
Net loss for the three months ended August 31, 2019				(281,299)	—	(281,299)
BALANCES, August 31, 2019	19,111,739	$1,911	$1,872,701	$(2,500,018)	$—	$(625,406)

Share issued for compensation	740,500	75	185,050			185,125
Share issued for common stock payable	155,500	15	38,860			38,875
Net loss for the three months ended November 30, 2019				(315,465)	—	(315,465)
BALANCES, November 30, 2019	20,007,739	$2,001	$2,096,611	$(2,815,483)	$—	$(716,871)

   EM ENERGY, INC.

   STATEMENTS OF CASH FLOWS

   (unaudited)

	Six months ended
	November 30,	November 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(596,764)	$(375,876)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,186	1,670
Share based compensation	185,125	67,250
Common stock payable for compensation	118,500	149,750
Impairment of intangible assets	100,000	-
Changes in operating assets and liabilities:
Accounts receivable	9,091	(35,714)
Deposits	480	-
Inventory	11,910	(29,790)
Accounts payable and other current liabilities	(445)	(3,113)
NET CASH (USED IN) OPERATING ACTIVITIES	(167,917)	(225,823)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of machinery and equipment	-	(19,209)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(19,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances by related parties	165,959	253,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	165,959	253,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,958)	7,968

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,592	3,277

CASH AND CASH EQUIVALENTS END OF YEAR	$11,634	$11,245

Non-cash financing and investing activities:
Shares issued for common stock payable	$127,125	$-
Shares payable for intangible assets	$100,000	$-

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company develops, acquires, and distributes agricultural and horticultural tools and implements for sale primarily to growers and operators in the hemp and cannabis space. In 2017, the Company acquired a 51% interest in G4 Products LLC, which owns the intellectual property for a manual debudder product line marketed under the Original 420 Brand as the Debudder Bucket Lid and Edge. The Company also organized AgroExports LLC to serve as the international distribution arm for sales of agricultural and horticultural tools and implements, and created www.procannagro.com for online sales of its products.

In September 2018, the Company filed a Notification of Change with FINRA and OTC Markets to obtain approval of a name change to MJ Harvest, Inc. and a change of trading symbol to MJHI. Following approval of the change by FINRA and OTC Markets, the Company filed amended and restated articles of incorporation with the State of Nevada to reflect the name change with an effective date of September 18, 2018.

On December 7, 2018, the Company acquired the remaining 51% of G4 Products LLC, making it a wholly owned subsidiary. On April 10, 2019, the Company formed AgroExports.CA ULC (“Agro Canada”), a wholly owned Canadian subsidiary in order to facilitate online payments in the Canadian Market. Sales in Canada are currently serviced through a fulfillment center in Toronto.

Basis of Presentation and Consolidation

The Company’s fiscal year-end is May 31. The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six-month periods ended November 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2020.

For further information refer to the financial statements and footnotes thereto in the Form S-1 filed with the SEC on October 2, 2019.

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries AgroExports LLC (“Agro”), G4 Products LLC (“G4”), and AgroExports.CA ULC. G4 was a 51% owned subsidiary in 2018 and the Statements of Operations for the three and six-month periods ended November 30, 2018 include the net loss of the non-controlling interest in G4, represented by the non-controlling interest’s proportionate share of its ownership in G4. All intercompany transactions have been eliminated.

Going Concern

The Company has an accumulated deficit of $2,815,483 which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

In the year ended May 31, 2018, the Company acquired a 51% interest in G4, a controlled subsidiary that owned certain intangible assets and in the year ended May 31, 2019, the Company acquired the remaining 49% of G4 and thereby became the sole owner of the intangible assets. The intangible assets serve as a building block for the Company’s efforts to grow revenues. In the year ended 2019, the Company began generating operating revenue but the level of revenue from the current product line is expected to not be sufficient to support profitable operations in the fiscal year ending May 31, 2020. Additional acquisitions and business opportunities are under consideration but the Company has not reached agreement with any acquisition candidates or business opportunities. Management intends to finance operating costs over the next twelve months with advances from directors and/or a private placement or public offering of common stock. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Share based compensation, impairment of long-lived assets, amortization of intangible assets, and income taxes are subject to estimates. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

New Accounting Standards

Leases: In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases longer than one year. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted the new standard on June 1, 2019 and as of November 30, 2019, the Company had no leases and the update did not have a material effect on the financial statements.

Nonemployee compensation: In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of Accounting Standards Codification (ASC) 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted the new standard on June 1, 2019 and the impact of this update had no material effect on its consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Fair Value Measurements

GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active).

Level 3 - Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company has no assets or liabilities subject to fair value measurement on a recurring basis.

Financial Instruments

The carrying amounts of cash and advances from related parties reported on the balance sheets approximate their fair value as of November 30, 2019 and May 31, 2019.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less when acquired to be cash equivalents.

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company recognizes revenue from the sale of products and services in accordance with ASC 606,”Revenue Recognition”. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

·	identify the contract with a customer;
·	identify the performance obligations in the contract;
·	determine the transaction price;
·	allocate the transaction price to performance obligations in the contract; and
·	recognize revenue as the performance obligation is satisfied.

Provision for sales incentives, discounts and returns and allowances, if applicable, are accounted for as reductions of revenue in the period the related sales are recorded. The company had no warranty costs associated with the sales of its products in the periods presented in the accompanying Consolidated Statements of Operations and no provision for warranty expenses has been included.

Inventory

Inventory consists of purchased products and are stated at the lower of cost or net realizable value, with cost being determined using the average cost method. Allowances for obsolete inventory are recognized when the inventory is determined to be unsalable through the normal course of business.

Machinery & Equipment

Machinery and equipment consists of molds used in the manufacturing process and are recorded at cost. Maintenance, repairs, and minor replacements are expensed as incurred. Gains or losses on disposition or retirement of property and equipment are recognized in operating expenses. Depreciation is computed using the straight-line method over the estimated useful lives of the molds which is five years.

Accounting for Acquisitions

We recognize and measure identifiable assets acquired and liabilities assumed in acquired entities in accordance with ASC 805, Business Combinations. The allocation of the purchase consideration for acquisitions can require extensive use of accounting estimates and judgments to allocate the purchase consideration to the assets acquired and liabilities assumed based on their respective fair values. The excess of the fair value of purchase consideration over the values of the identifiable assets and liabilities is recorded as goodwill. Critical estimates in valuing certain identifiable assets include but are not limited to expected long-term revenues; future expected operating expenses; cost of capital; assumed attrition rates; and discount rates.

Intangible Assets

We account for intangible assets in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that intangible assets with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. Application of the intangible asset impairment test requires judgment, including the identification of intangible assets and determining their fair value. Significant judgments required to estimate the fair value of intangible assets include estimating future cash flows, determining appropriate discount rates and other assumptions. If the evaluation indicates that the carrying amount of an asset may not be recoverable, the potential impairment is measured based on a fair value discounted cash flow model. Changes in estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense is included as a component of cost of product revenue. For the three and six months ended November 30, 2019, the Company has recognized $1,666 in amortization expense for its intangible assets. The Company’s intangible assets consist primarily of two patents which issued on October 8, 2019. The Patents expire on October 8, 2034 and the Company is amortizing these intangible assets over 180 months commencing in October 2019.

Income taxes

The Company utilizes the liability method of accounting for income taxes which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary differences between the book and tax basis of various assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Additionally, deferred tax assets are evaluated, and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. There can be no assurance that the Company’s future operations will produce sufficient earnings so that the deferred tax asset can be fully utilized. The Company currently maintains a full valuation allowance against net deferred tax assets.

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, potentially dilutive common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. During the periods ended November 30, 2019 and 2018, the Company had no common stock equivalents outstanding.

Share-Based Payments

The fair value of common shares is determined by the management by considering a number of objective and subjective factors including data from other comparable companies, sales of common shares to unrelated third parties, the fair value of services provided for shares, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, among other factors. The fair value of the underlying common shares will be determined by management until such time as the shares are listed on an established stock exchange, national market system or other quotation system and the trading volume is sufficient to support a determination that an active market exists. The Company recognizes the fair value of goods or services received in share-based payment transactions based upon the fair value of the goods or services received when the fair value of the goods and services is a more reliable measurement of fair value than the equity instruments issued.

NOTE 2 –ACQUISITIONS OF G4

On November 17, 2017, the Company acquired a controlling 51% interest in G4 Products, LLC (“G4”), a newly formed Nevada limited liability company that owned a provisional patent on a device used in stripping buds from plants (the Product) from Original Ventures, Inc. (“Original Ventures”). On December 7, 2018, the Company acquired the remaining 49% interest in G4 from Original Ventures.

At the time of the second acquisition of the interest in G4, the assets of G4 consisted primarily of a provisional U.S. Patent application and certain other international patent applications. Two of the patents were approved and issued on October 8, 2019.

The acquisition agreement for the initial purchase of 51% of G4 and for the follow-on acquisition of the remaining 49% interest in G4 included certain earnout provisions that are described in Note 4 – Commitments and Contingencies.

NOTE 3 – RELATED PARTY TRANSACTIONS

At November 30, 2019, and May 31, 2019, the Company had advances from related parties totaling $705,663 and $539,704, respectively. These amounts are classified as long-term liabilities as it is anticipated they will be settled with shares of the Company’s common stock. These amounts consisted of the following:

·         As of November 30, 2019 and May 31, 2019, the Company owed Mr. Jerry Cornwell, a director, $15,696.

·         As of November 30, 2019 and May 31, 2019, the Company owed David Tobias, a majority shareholder and director, $75,553.

·         As of November 30, 2019 and May 31, 2019, Patrick Bilton, a director and the Company’s Chief Executive Officer, was owed $566,959 and $401,000, respectively, for advances to the Company for operating capital and an additional $47,455 at November 30, 2019 and May 31, 2019, for expenses paid on behalf of the Company. Collectively, Mr. Bilton is owed $614,414 and $448,455, respectively, as of November 30, 2019 and May 31, 2019.

The Company also owed Mr. Cornwell $818 for expenses he paid on behalf of the Company in prior periods. This amount is classified as an account payable at November 30, 2019, and May 31, 2019.

At November 30, 2019 and May 31, 2019, the Company had common stock payable totaling $218,500 and $127,125, respectively. Of these amounts, $90,000 and $75,000, respectively, were payable to related parties. These amounts consisted of the following:

·         The Company had common stock payable to Mr. Cornwell of $5,000 and -0- at November 30, 2019 and May 31, 2019, respectively, for services as a director.

·         The Company also had common stock payable to Mr. Tobias of $5,000 and -0- at November 30, 2019 and May 31, 2019, respectively, for services as a director.

·         The Company also had common stock payable to Mr. Bilton of $65,000 and $60,000 at November 30, 2019 and May 31, 2019, respectively, for services as an officer and director.

·         As of November 30, 2019 and May 31, 2019, the Company had common stock payable to Nexit, Inc, an entity solely owned by Brad Herr, Chief Financial Officer, of $15,000 and $15,000, respectively, for services as an officer of the Company.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The agreement for the acquisition of G4 from Original Ventures includes earn-out provisions that provide for Original Ventures to “earn-out” additional compensation dependent upon product sales. As of November 30, 2019, and May 31, 2019, no earnout compensation was owed by G4 to Original Ventures. The earn-out provision is applicable to sales of G4’s products for calendar years 2018-2020. The earn-out compensation due Original Ventures is based upon a calculation of sales of G4’s products less the Company’s original investment in G4. If any earnout is due to Original Ventures based on sales in calendar years 2019 and 2020, the earnout will be paid in common stock of the Company in accordance with the agreement.

In addition, an earn-out compensation payment of $100,000, payable in shares of the Company’s common stock, became due to Original Ventures upon the issuance of the non-provisional patent to G4, which occurred on October 8, 2019. This amount is accrued as of November 30, 2019 and is classified as common stock payable. The $100,000 was capitalized as intangible assets at the time of the accrual and immediately impaired based on the impairment analysis performed in the fiscal year ended May 31, 2019.

NOTE 5 – SHARE CAPITAL

The authorized capital of the Company consists of 50,000,000 common shares with a par value of $0.0001 per share, and 5,000,000 preferred shares with a par value of $0.0001 per share.

As of November 30, 2019 and May 31, 2018, there were 20,007,739 and 18,758,739, respectively, of shares of common stock outstanding and there were no preferred shares issued and outstanding.

In the three and six-month periods ended November 30, 2019, shares of common stock were issued to related and non-related parties for services performed. The following table breaks out the issuances by type of transaction and by related and unrelated parties:

	Three months ended		Six months ended
Issued to:	November 30, 2019		November 30, 2019
Related parties	Shares	Amount	Shares	Amount
Patrick Bilton	366,667	$91,666	540,000	$135,000
Brad Herr	80,000	20,000	120,000	30,000
Jerry Cornwell	46,666	11,667	60,000	15,000
David Tobias	46,666	11,667	60,000	15,000
Unrelated parties	356,001	89,000	469,000	117,250
Total issued	896,000	$224,000	1,249,000	$312,250

Common stock Payable

The Company had an aggregate of $218,500 of common stock payable as of November 30, 2019. Of this amount, $100,000 relates to amounts due to Original Ventures, Inc upon issuance of patents, and $118,500 was for services rendered in the current period. This will result in the issuance of 874,000 shares of common stock during the year ending May 31, 2020. Of the total, $90,000 was payable to related parties. See Note 3.

In the three and six-month periods ended November 30, 2018 shares of common stock were issued to related and non-related parties for services performed in the year ended May 31, 2019. The following table breaks out the issuances by related and unrelated parties:

	Three months ended		Six months ended
Issued to:	November 30, 2018		November 30, 2018
Related parties	Shares	Amount	Shares	Amount
Brad Herr	—	$—	60,000	$15,000
Unrelated parties	150,000	37,500	209,000	52,250
Total issued	150,000	$37,500	269,000	$67,250

Common stock Payable

The Company also had an aggregate of $127,125 of common stock payable as of May 31, 2019 that resulted in the issuance of 508,500 shares of common stock in the six months ended November 30, 2019. Of the total, $75,000 (300,000 shares) were issued to related parties. See Note 3.

Shares issued to non-related parties in the three and six-month periods ended November 30, 2019 and 2018 were issued to non-employee contractors for services rendered during the periods. Share based compensation expense is recognized on non-employee awards on the date granted and based upon management’s estimate of fair value of the securities issued. The Company estimated the fair value of the common stock to be $0.25 per share at the times of issuance. The Company believes that no active market for the Company’s securities currently exists and estimates the fair value of its common stock based upon the most recent cash sales of shares.

NOTE 6 – NON-CONTROLLING INTEREST

In the year ended May 31, 2018, the Company acquired a 51% interest in G4 Products LLC. The Company recognized the 49% non-controlling interest in the ownership of G4 as of the date of the acquisition. The non-controlling interest was reduced by $27,492 during the year ended May 31, 2018 representing its share of the losses incurred that were attributable to the minority interest.

In December 2018, the Company acquired the remaining 49% interest in G4 for aggregate consideration of $70,000 (see Note 2). During the year ended May 31, 2019, the non-controlling interest earned $5,730 of net income prior to the Company’s acquisition of the remaining 49%.

As a result of the acquisition, the Company now owns 100% of G4. The non-controlling interest equity balance of $146,375 less the consideration paid was eliminated through additional paid-in capital as a result.

NOTE 7 – IMPAIRMENT OF INTANGIBLE ASSETS

For the year ended May 31, 2019, the Company performed a year-end impairment analysis of the carrying value of its intangible assets. The analysis was triggered by the acquisition of the non-controlling interest during the year ended May 31, 2019 and the lower than expected revenues generated from sales of its products during the year. The analysis included an evaluation of expected future revenues and earnings from the intangible assets and determined that a reasonable value for the intangible assets was $150,000 at May 31, 2019, and as a result the Company recorded an impairment loss of $178,137 for the year ended May 31, 2019.

During the three months ended November 30, 2019, the Company acquired an additional $100,000 of intangible assets as a result of an earnout due upon issuance of patents. The patents were issued on October 8, 2019 and represent the same intangible assets that were impaired at May 31, 2019. As a result, management determined that a further impairment equivalent to the earnout due on issuance of the patents ($100,000) was warranted. Upon issuance of the patents, the Company also began amortizing the patents over the 15-year life of the patents. As of November 30, 2019, the carrying value of intangible assets is $148,334.

Based on future earning potential from the intangible assets, the length of time remaining on the patents, and the historical sales of the product to date, management believes that the current recorded value of the intangible assets totaling $148,334 is recoverable. The Company will continue to evaluate the intangible assets for additional impairments as appropriate in future periods.

NOTE 8 – REVENUE

The Company’s product revenue is currently generated exclusively though sales of its debudder products. The Company’s customers, to which trade credit terms are extended, consist of foreign and domestic companies.

For the three and six-month periods ended November 30, 2019, domestic sales were $65,430 and $86,390, respectively, and international sales were $1,700 and $1,700, respectively. International sales accounted for 3% and 2% of total sales in the three and six-month periods ended November 30, 2019, respectively.

For the three and six-month periods ended November 30, 2018, domestic sales were $17,328 and $35,714, respectively, and no sales were made to international customers.

Shipments to one customer during the three and six-month periods ended November 30, 2019 totaled $30,226 and $45,013, respectively, or 45% and 51%, respectively, of sales in those periods. As of November 30, 2019, there were no accounts receivable from this customer.

In the three and six-month periods ended November 30, 2018, all sales of $17,328 and $35,714, respectively, were through one distributor in domestic markets. When the Company acquired the remainder of G4 in December 2018, the Company ended the distributor relationship with this distributor and began servicing all domestic sales, including sales to distributors, internally.

