Form 10-Q/A
period 2019-11-30
MJ Harvest, Inc.
filed 2020-02-07
CIK 1789330

Washington, D.C. 20549

———————

FORM 10-Q/A

———————

 Amendment No. 1

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

☐ Yes ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the issuer's Common Stock outstanding as of January 14, 2020, is 20,031,268.

 Explanatory Note

This Amendment No. 1 to the Form 10-Q for the quarter ended November 30, 2019 is filed to correct an error.  The box indicating that the Company is a “Shell Company” as defined in Rule 12-b2 of the Exchange Act, was inadvertently checked “Yes” and should have been checked “No”.  The Company is not a “Shell Company” as defined in Rule 12b-2 of the Exchange Act.  MJ Harvest is an operating company with operating assets and an ongoing business.

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

Date:  February 7, 2020

By: /s/ Patrick Bilton
Patrick Bilton, Principal Executive Officer
By: /s/ Brad E. Herr
Brad E. Herr, Chief Financial Officer and Principal Financial Officer