Form 10-Q
period 2020-02-29
MJ Harvest, Inc.
filed 2020-05-28
CIK 1789330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2020
or
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

(954) 519-3115
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the issuer’s Common Stock outstanding as of May 15, 2020, is 21,492,874.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Attached after signature page.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three Months Ended February 29, 2020, compared with the Three Months Ended February 28, 2019

The narrative comparison of results of operations for the three-month periods ended February 29, 2020 compared to the three months ended February 28, 2019, is based on the following table.

	A February 28, 2019	Three Months Ended B February 29, 2020	B-A Change
REVENUE	$31,584	$30,003	$(1,581)
Cost of Sales	4,197	18,001	13,804
Cost of sales % of total sales	13%	60%	47%
Gross Profit	27,387	12,002	(15,385)
Gross profit % of sales	87%	40%	-47%
OPERATING EXPENSES
Officer and director compensation	85,250	110,000	24,750
General and administrative	53,052	9,166	(43,886)
Impairment of intangible asset	—	—	—
Professional fees and contract services	71,831	96,053	24,222
Total operating expenses	210,133	215,219	5,086
NET LOSS FROM OPERATIONS	(182,746)	(203,217)	(20,471)

Revenue decreased $1,581 and cost of revenues increased $13,804 in 2020 compared 2019. This resulted in a decrease in gross profit of $15,385 in 2020 compared to 2019. Sales were basically static over the two comparable periods. Our fiscal third quarter ending on the last day of February in each year is a slow time for the sale of harvest tools since growers and cultivators are not harvesting at that time.  This factor highlights management’s focus on expanding the product line to include soils, soil additives, and other products that are either less cyclical or counter cyclical to the harvest products the company has historically relied on for sales.

Cost of sales as a percentage of total sales increased to 60% in 2020 compared to 13% in 2019. The increase was primarily attributable to the change to fulfillment centers to meet customer orders.  In 2019, we fulfilled our orders through a service contract with the inventor of the harvest tool.  This relationship was ended when the Company acquired the minority interest in G4 Products LLC, and management determined that order fulfillment could best be handled through geographically disbursed third party fulfillment centers in order to reduce shipping and provide a near immediate turnaround on orders.  The company incurs additional costs under this fulfillment center structure, but management believes it is a better fit with the long-range vision of adding products and building a diverse customer base.

Total operating expenses remained static in the comparative periods for 2020 and 2019.  Officer and director compensation increased $24,750, and professional fees and contract services increased $24,222 in 2020 compared to 2019. Professional fees and contract services increased in connection with the Company’s filing of an S-1 registration statement with the United States Securities and Exchange Commission (“SEC”) which was declared effective on January 9, 2020. These increases were offset by a reduction in general and administrative expenses of $43,886. Management was able to reduce general and administrative expenses through tightened spending controls and by shifting more of the general and administrative costs to contractors and contracted officers.

Net loss from operations increased by $20,471 to $203,217 in 2020 compared to $182,746 in 2019. This increase is primarily attributable to the added cost of fulfillment centers which reduced margins in 2020 compared to 2019.

Nine-months Ended February 29, 2020, compared with the Nine-months Ended February 28, 2019

The narrative comparison of results of operations for the nine-months ended February 29, 2020 compared to the nine months ended February 28, 2019, is based on the following table.

	A February 28, 2019	Nine Months Ended B February 29, 2020	B-A Change
REVENUE	$67,298	$118,094	$50,796
Cost of Sales	15,389	55,071	39,682
Cost of sales % of total sales	23%	47%	24%
Gross Profit	51,909	63,023	11,114
Gross Profit % of Sales	77%	53%	-24%
OPERATING EXPENSES
Officer and director compensation	285,250	372,500	87,250
General and administrative	78,045	61,099	(16,946)
Impairment of intangible asset	—	100,000	100,000
Professional fees and contract services	247,236	329,405	82,169
Total operating expenses	610,531	863,004	252,473
NET LOSS FROM OPERATIONS	(558,622)	(799,981)	(241,359)

Revenue increased $50,796 and cost of revenues increased $39,682 in 2020 compared 2019. This resulted in an increase in gross profit of $11,114 in 2020 compared to 2019. Sales increased $50,796 in 2020 compared to 2019, primarily as a result of increased directed sales efforts and the establishment of our www.procannagor website. While the increase in sales is seen as a positive factor, management remains focused on expanding the product line to include soils, soil additives, and other products in order to increase sales to a level where the Company can operate profitably.

Cost of sales as a percentage of total sales increased to 47% in 2020 compared to 23% in 2019. The increase was primarily attributable to the change to fulfillment centers to meet customer orders.  In 2019, we fulfilled our orders through a service contract with the inventor of the harvest tool.  This relationship was ended when the Company acquired the minority interest in G4 Products LLC, and management determined that order fulfillment could best be handled through geographically disbursed third party fulfillment centers in order to reduce shipping and provide a near immediate turnaround on orders.  The company incurs additional costs under this fulfillment center structure, but management believes it is a better fit with the long-range vision of adding products and building a diverse customer base.

Total operating expenses remained increased by $252,473 to $863,004 in 2020 compared to $610,531 in 2019.  The increase was driven by increases in officer and director compensation - $87,250, professional fees and contract services - $82,169, and impairment of intangible assets -$100,000. These increases were the result of increasing reliance on contractors for all aspects of the business, increases in director fees and officer compensation, and the added effort required to prepare and file a registration statement with the SEC. The increases were partially offset by a decrease of $16,946 in general and administrative costs. Management was able to reduce general and administrative expenses through tightened spending controls and by shifting more of the general and administrative costs to contractors and contracted officers.

Net loss from operations increased by $241,359 to $799,981 in 2020 compared to $558,622 in 2019as a result of the above increases in operating costs and reduction in operating margins as a percentage of sales.

Liquidity and Capital Resources

Cash flow from operating activities for the nine-month period ended February 29, 2020, was negative $231,220. During the period, our total cash decreased by $10,442. Cash to fund the negative cash flow from operations was derived primarily from proceeds of advances from related parties totaling $220,778.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses from operations of $799,981 and $558,622 for the nine-month periods ended February 29, 2020, February 28, 2019, respectively, and had an accumulated deficit of approximately $3,018,700 as of February 29, 2020.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders.

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in the United States and Worldwide. To date, the disruption did not materially impact the Company’s financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to reduced demand could be significantly greater in future periods than in the first quarter.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company, including our ability to operate our facilities. To date, there have been no material adverse impacts to the Registrants’ operations due to COVID-19.

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets, equity method investments and goodwill. Management evaluated these impairment considerations and determined that no such impairments occurred through the date of this report.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended February 29, 2020 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings, and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A.  Risk Factors

Not required. However, the Company filed an 8-K on April 13, 2020 to take advantage of an extension of time to file its quarterly report on Form 10-Q for the nine months ended February 29, 2020 due to the COVID-19 pandemic.  As a condition of the extension of time to file the annual report, the Company agreed to include the following Risk Factor in this Report.

The occurrence of the COVID-19 pandemic may negatively affect our operations depending on the severity and longevity of the pandemic.

The COVID-19 pandemic is currently impacting countries, communities, supply chains, and commercial markets. The global financial markets have also been severely impacted. The response to the pandemic has so far been focused on social distancing, travel bans, and quarantines in an effort to slow the spread of the disease. This may limit or restrict the Company’s access to customers, facilities, inventory supplies, personnel, and advisors.  Government agencies and regulatory bodies are also impacted. All of these impacts are being felt by the Company now and they may have a significant and lasting effect on our businesses and on our efforts to expand our business through acquisitions and similar transactions. The impacts may also affect our ability to comply with regulatory requirements, including making timely filings with the Securities and Exchange Commission. Depending on the longevity and severity of the COVID-19 pandemic, our business, customers, and shareholders may experience significant negative impacts.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended February 29, 2020, the board of directors issued an aggregate of 961,920 unregistered common shares to three unrelated persons (241,920 shares) and four related parties that were officers and/or directors (720,000 shares) in exchange for services rendered to the Company.  The shares were valued and issued at $0.25 per share.  The issuance of the shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the recipients of the shares were persons closely associated with the Company and the issuance of the shares did not involve any public offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document

3.1*	3	Articles of Incorporation of MJ Harvest, Inc.

3.2*	3	Amended Bylaws of MJ Harvest, Inc.

10.1*	10	Independent Contractor Agreement with Patrick Bilton effective January 1, 2019

10.2*	10	Independent Contractor Agreement with Brad Herr effective January 1, 2019

10.3*	10	Securities Purchase Agreement by and between MJ Harvest, Inc. (fka EM Energy, Inc). and Original Ventures, Inc. dated November 7, 2017

10.4*	10	Securities Purchase Agreement by and between MJ Harvest, Inc. and Original Ventures, Inc. dated December 7, 2018

31.1	31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)

31.2	31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)

32.1	32	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

32.2	32	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

*	Incorporated by reference to Exhibits 3.1, 3.2, 10.1, 10.2, 10.3, and 10.4 of the Company’s Registration Statement on Form S-1 which was declared effective on January 9, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJ Harvest, Inc.

Date:  May 28, 2020

By: /s/ Patrick Bilton
Patrick Bilton, Principal Executive Officer

By: /s/ Brad E. Herr
Brad E. Herr, Chief Financial Officer and Principal Financial Officer

MJ Harvest, Inc.

MJ HARVEST, INC.

Consolidated Balance Sheets

(unaudited)

	February 29,			May 31,
	2020			2019

ASSETS
CURRENT ASSETS:
Cash		$3,150		$13,592
Accounts receivable		100		9,191
Inventory

43,073

				56,205
Total current assets

46,323

				78,988

NON-CURRENT ASSETS:
Machinery & equipment - net		17,139		20,919
Deposits		—		480

Intangible assets - net

144,584

				150,000
Total non-current assets

161,723

				171,399

Total Assets	$

208,046

				$250,387

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other liabilities	$

27,172

				$15,915
LONG-TERM LIABILITIES:
Common stock payable		100,000		127,125
Advances from related parties

760,482

				539,704
Total long-term liabilities

860,482

				666,829

Total Liabilities

887,654

				682,744

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding		—		—
Common stock, $0.0001 par value per share, 50,000,000 shares authorized, 20,969,659 and 18,758,739 issued and outstanding, respectively		2,097		1,876
Additional paid-in capital		2,336,995		1,784,486
Accumulated deficit

(3,018,700

			)	(2,218,719)
Total stockholders’ deficit

(679,608

			)	(432,357)
Total Liabilities and Stockholders’ Deficit	$

208,046

				$250,387

The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC

Consolidated Statements of Operations

(unaudited)

	Three months ended				Nine months ended
	February 29, 2020			February 28, 2019	February 29, 2020	February 28, 2019

REVENUE		$30,003		$31,584	$118,094	$67,298
Cost of sales

18,001

				4,197	55,071	15,389
Gross profit

12,002

				27,387	63,023	51,909

OPERATING EXPENSES:
Officer and director compensation		110,000		85,250	372,500	285,250
General and administrative		9,166		53,052	61,099	78,045
Impairment of intangible assets		—		—	100,000	—
Professional fees and contract services

96,053

				71,831	329,405	247,236
Total operating expenses

215,219

				210,133	863,004	610,531

NET LOSS FROM OPERATIONS

(203,217

			)	(182,746)	(799,981)	(558,622)

Net income attributable to non-controlling interest

—

				—	—	(5,730)

NET LOSS ATTRIBUTABLE TO MJ HARVEST, INC.	$

(203,217

			)	$(182,746)	$(799,981)	$(564,352)

NET LOSS PER COMMON SHARE - Basic and diluted	$

(0.01

			)	$(0.01)	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted

20,192,611

				18,148,772	19,500,353	17,849,442

The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC

Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited)

FOR THE NINE AND THREE MONTH PERIODS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019
			Additional
	Common Stock		Paid-In	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
NINE MONTH
BALANCES, May 31, 2018	17,598,739	$1,760	$1,418,227	$(1,256,448)	$140,645	$304,184
Shares issued for compensation	1,080,000	108	269,892	—	—	270,000
Acquisition of minority interest	80,000	8	96,367	—	(146,375)	(50,000)
Net loss for the nine months ended February 28, 2019	—	—	—	(564,352)	5,730	(558,622)
BALANCES, February 28, 2019	18,758,739	$1,876	$1,784,486	$(1,820,800)	$—	$(34,438)

BALANCES May 31, 2019	18,758,739	$1,876	$1,784,486	$(2,218,719)	$—	(432,357)
Shares issued for compensation	1,702,420	170	425,435	—	—	425,605
Shares issued for common stock payable	508,500	51	127,074	—	—	127,125
Net loss for the nine months ended February 29, 2020	—	—	—	(799,981)	—	(799,981)
BALANCES, February 29, 2020	20,969,659	$2,097	$2,336,995	$(3,018,700)	$—	$(679,608)

THREE MONTH
BALANCES, November 30, 2018	17,867,739	1,787	1,485,450	(1,638,054)	146,375	(4,442)
Shares issued for compensation	373,000	37	93,213	—	—	93,250
Shares issued for common stock payable	438,000	44	109,456	—	—	109,500
Acquisition of minority interest	80,000	8	96,367	—	(146,375)	(50,000)
Net loss for the three months ended February 28, 2019	—	—	—	(182,746)	—	(182,746)
BALANCES, February 28, 2019	18,758,739	$1,876	$1,784,486	$(1,820,800)	$—	$(34,438)

BALANCES, November 30, 2019	20,007,739	$2,001	$2,096,611	$(2,815,483)	$—	$(716,871)
Shares issued for compensation	487,920	49	121,931	—	—	121,980
Shares issued for common stock payable	474,000	47	118,453	—	—	118,500
Net loss for the three months ended February 29, 2020	—	—	—	(203,217)	—	(203,217)
BALANCES, February 29, 2020	20,969,659	$2,097	$2,336,995	$(3,018,700)	$—	$(679,608)

The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	February 29,	February 28,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(799,981)	$(558,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,196	2,930
Share based compensation	425,605	270,000
Common stock payable for compensation	—	40,250
Impairment of intangible assets	100,000	—
Changes in operating assets and liabilities:
Accounts receivable	9,091	(25,390)
Deposits	480	—
Inventory	13,132	(33,915)
Accounts payable and other current liabilities	11,257	(7,512)
NET CASH (USED IN) OPERATING ACTIVITIES	(231,220)	(312,259)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in acquisiton of G4	—	(50,000)
Purchases of machinery and equipment	—	(19,209)
NET CASH (USED IN) INVESTING ACTIVITIES	—	(69,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances by related parties	220,778	391,605
NET CASH PROVIDED BY FINANCING ACTIVITIES	220,778	391,605

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,442)	10,137

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,592	3,277

CASH AND CASH EQUIVALENTS END OF PERIOD	$3,150	$13,414

Non-cash financing and investing activities:
Stock issued for acquisiton of G4	$—	$20,000
Shares issued for common stock payable	$127,125	$—
Shares payable for intangible assets - patents	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company develops, acquires, and distributes agricultural and horticultural tools, implements, and supplies for sale primarily to growers and operators in the hemp and cannabis space.  In 2017, the Company acquired a 51% interest in G4 Products LLC, which owns the intellectual property for a manual debudder product line marketed as the Debudder Bucket Lid and Debudder Edge.  The Company also organized AgroExports LLC to serve as the international distribution arm for sales of agricultural and horticultural tools and implements and created www.procannagro.com for online sales of its products.

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

On December 7, 2018, the Company acquired the remaining 49% of G4 Products LLC, making it a wholly owned subsidiary.  On April 10, 2019, the Company formed AgroExports.CA ULC (“Agro Canada”), a wholly owned Canadian subsidiary in order to facilitate online payments in Canada. Sales in Canada are currently serviced through a fulfillment center in Toronto. Domestic and other international sales are serviced through our fulfillment center in California.

On March 8, 2020, the Company closed on the acquisition of several domain names and entered into distribution agreements for a wide range of soil, soil additive products, and other products. The Company intends to operate the new web site, www.weedfarmsupply.com in the coming periods in conjunction with the Company’s existing website, www.procannagro.com.

Basis of Presentation and Consolidation

The Company’s fiscal year-end is May 31. The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine-month periods ended February 29, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2020.

For further information refer to the financial statements and footnotes thereto in the Form S-1 filed with the SEC on October 2, 2019 and declared effective on January 9, 2020.

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries AgroExports LLC (“Agro”), G4 Products LLC (“G4”), and AgroExports.CA ULC. G4 was a 51% owned subsidiary until December 7, 2018 and the Statements of Operations for the nine-month period ended February 28, 2019 includes the net loss of the non-controlling interest in G4 for the first two quarters of the fiscal year.  All intercompany transactions have been eliminated.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Going Concern

The Company has an accumulated deficit of $3,018,700 which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

On December 7, 2018, the Company acquired the 49% minority interest of G4 and G4 became a wholly owned subsidiary at that time. The intangible assets owned by G4, consisting of patents and other intangible assets relating to the Debudder Products, serve as a building block for the Company’s efforts to grow revenues. In the year ended 2019, the Company began generating operating revenue but the level of revenue from the current product line has not been sufficient to support profitable operations to date.

On March 8, 2020, the Company closed on the acquisition of several domain names, including www.weedfarmsupply.com, and entered into distribution agreements for a wide range of soil and soil additive products. With this acquisition, the Company will add the soil products to its www.procannagro,com website and will assume operations of the new web site, www.weedfarmsupply.com. The Company expects to further expand its product lines and build its distribution business.

Additional acquisitions and business opportunities are under consideration, but the Company has not reached agreement with any other acquisition candidates or business opportunities.  Management intends to finance operating costs over the next twelve months with advances from directors and/or a private placement or public offering of common stock. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

New Accounting Standards

Leases: In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases longer than one year. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted the new standard on June 1, 2019 and as of February 29, 2020, the Company had no leases and the update did not have a material effect on the financial statements.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Financial Instruments

The carrying amounts of cash and advances from related parties reported on the balance sheets approximate their fair value as of February 29, 2020 and May 31, 2019.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less when acquired to be cash equivalents.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenue Recognition

The Company recognizes revenue from the sale of products in accordance with ASC 606, “Revenue Recognition”. Revenues are recognized when control of the promised goods are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. This occurs when a product order has been received and the Product has shipped to the customer.  The consideration recognized as revenue is the purchase price received or to be received from the customer. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract, which consist of delivery of the Product ordered and this occurs when the Product is shipped to the customer;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

Provision for sales incentives, discounts and returns and allowances, if applicable, are accounted for as reductions of revenue in the period the related sales are recorded. The company had no warranty costs associated with the sales of its products in the periods presented in the accompanying Consolidated Statements of Operations and no provision for warranty expenses has been included.

Inventory

Inventory consists of purchased products and are stated at the lower of cost or net realizable value, with cost being determined using the average cost method. Allowances for obsolete inventory are recognized when the inventory is determined to be unsalable through the normal course of business. Inventory consists of our debudder products in 5-gallon bucket lid, 20 litter bucket lid and edge models.

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

Accounting for Acquisitions

We recognize and measure identifiable assets acquired and liabilities assumed in acquired entities in accordance with ASC 805, Business Combinations. The allocation of the purchase consideration for acquisitions can require extensive use of accounting estimates and judgments to allocate the purchase consideration to the assets acquired and liabilities assumed based on their respective fair values. The excess of the fair value of purchase consideration over the values of the identifiable assets and liabilities is recorded as goodwill. Critical estimates in valuing certain identifiable assets include but are not limited to expected long-term revenues, future expected operating expenses, cost of capital, assumed attrition rates, and discount rates.

Intangible Assets

We account for intangible assets in accordance with Accounting Standards Codification 350 “Intangibles-Goodwill and Other” (“ASC 350”).

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Intangible asset amounts represent the acquisition date fair values of identifiable intangible assets acquired. The fair values of the intangible assets were determined based on the estimated fair value of the consideration paid. The carrying amounts of our definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the Company may be unable to recover the asset’s carrying amount. Our indefinite-lived intangible assets are tested for impairment annually, or more frequently when impairment indicators exist.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense is included as a component of cost of sales. For the three and nine-months ended February 29, 2020, the Company recognized $3,750 and $5,416, respectively, in amortization expense for its intangible assets. The Company’s intangible assets consist of patents which issued on October 8, 2019. The patents expire on varying dates and the Company is amortizing these intangible assets over 180 months commencing in October 2019.

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

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, potentially dilutive common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. During the periods ended February 29, 2020 and February 28, 2019, the Company had no common stock equivalents outstanding.

Share-Based Payments

The fair value of common shares is determined by the management by considering a number of objective and subjective factors including data from other comparable companies, sales of common shares to unrelated third parties, the fair value of services provided for shares, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, among other factors. The fair value of the underlying common shares will be determined by management until such time as the shares are listed on an established stock exchange, national market system or other quotation system and the trading volume is sufficient to support a determination that an active market exists. The Company recognizes the fair value of goods or services received in share-based payment transactions based upon the fair value of the equity instruments issued.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – BUSINESS ACQUISITIONS

G4 Products LLC. On November 17, 2017, the Company acquired a controlling 51% interest in G4 Products, LLC (“G4”), a newly formed  Nevada limited liability company that owned a provisional patent on a device used in stripping buds from plants (the Product) from Original Ventures, Inc. (“Original Ventures”). On December 7, 2018, the Company acquired the remaining 49% interest in G4 from Original Ventures. The initial acquisition of 51% was valued at $328,137, and the subsequent acquisition of the remaining 49% was valued at $70,000.

At the time of the second acquisition of the interest in G4, the assets of G4 consisted primarily of a provisional U.S. Patent application and certain other international patent applications. Several of the patents have now been approved and issued.

The acquisition agreement for the initial purchase of 51% of G4 and for the follow-on acquisition of the remaining 49% interest in G4 included certain earn-out provisions that are described in Note 5 – Commitments and Contingencies.

NOTE 3 - INTANGIBLE ASSETS

G4 Products LLC. Included in the acquisition of G4, the Company obtained patent rights on a device used in stripping buds from plants.  The patent rights had carrying values of $144,584 and $150,000 as of the nine-months ended February 29, 2020 and the year ended May 31, 2019, respectively.

For the year ended May 31, 2019, the Company performed a year-end impairment analysis of the carrying value of the patent rights. The analysis considered   cost of the acquisition of the remaining non-controlling interest if G4 during the year ended May 31, 2019 and the lower than expected revenues generated from sales of its products during the year.  The analysis included an evaluation of expected future revenues and earnings from the intangible assets. Management determined that a reasonable fair value for the intangible assets was $150,000 at May 31, 2019, and as a result the Company recorded an impairment loss of $178,137 for the year ended May 31, 2019.

During the nine-months ended February 29, 2020, the Company acquired an additional $100,000 of intangible assets as a result of an earn-out provision due upon issuance of patents. The patents were issued on October 8, 2019 and represent the same intangible assets that were impaired at May 31, 2019.  As a result, management determined that an immediate impairment equivalent to the earn-out due on issuance of the patents ($100,000) was warranted.

NOTE 4 – RELATED PARTY TRANSACTIONS

At February 29, 2020 and May 31, 2019, the Company had advances from related parties totaling $760,482 and $539,704, respectively. These amounts are classified as long-term liabilities as it is anticipated they will be settled with shares of the Company’s common stock. These amounts consisted of the following:

●	As of February 29, 2020 and May 31, 2019, the Company owed Mr. Jerry Cornwell, a director, $16,515 and $15,696, respectively.
●	As of February 29, 2020 and May 31, 2019, the Company owed David Tobias, a majority shareholder and director, $80,553 and $75,553, respectively.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

●

As of February 29, 2020 and May 31, 2019, Patrick Bilton, a director and the Company’s Chief Executive Officer, was owed $615,959 and $401,000, respectively, for advances to the Company for operating capital and an additional $47,455 at February 29, 2020 and May 31, 2019, for reimbursement of expenses paid on behalf of the Company.  Collectively, Mr. Bilton is owed $663,414 and $448,455, respectively, as of February 29, 2020 and May 31, 2019.

At February 29, 2020 and May 31, 2019, the Company had common stock payable totaling $100,000 and $127,125, respectively. Of these amounts, -0- and $75,000, respectively, were payable to related parties. These related party amounts consisted of the following:

●	The Company had common stock payable to Mr. Bilton of -0- and $60,000 at February 29, 2020 and May 31, 2019, respectively, for services as an officer and director.
●

The Company had common stock payable to Nexit, Inc, an entity solely owned by Brad Herr, Chief Financial Officer, of -0- and $15,000 at February 29, 2020 and May 31, 2019, respectively, for services as an officer of the Company.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

G4 Products LLC. The agreement for the acquisition of G4 from Original Ventures includes earn-out provisions that provide for Original Ventures to “earn-out” additional compensation dependent upon product sales.  As of February 29, 2020, and May 31, 2019, no earn-out compensation was owed by G4 to Original Ventures. The earn-out provision is applicable to sales of G4’s products for calendar years 2018-2020. The earn-out compensation due Original Ventures is based upon a calculation of sales of G4’s products less the Company’s original investment in G4. If any earn-out is due to Original Ventures based on sales in calendar year 2020, the earn-out will be paid in common stock of the Company in accordance with the agreement.

In addition, an earn-out compensation payment of $100,000, payable in shares of the Company’s common stock, became due to Original Ventures upon the issuance of the non-provisional patent to G4, which occurred on October 8, 2019. This amount is accrued as of February 29, 2020 and is classified as common stock payable. The $100,000 was capitalized as intangible assets at the time of the accrual and immediately impaired based on the impairment analysis performed in the fiscal year ended May 31, 2019.

NOTE 6 – SHARE CAPITAL

The authorized capital of the Company consists of 50,000,000 common shares with a par value of $0.0001 per share, and 5,000,000 preferred shares with a par value of $0.0001 per share.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In the three and nine-month periods ended February 29, 2020 and February 28, 2019, shares of common stock were issued to related and non-related parties in consideration of services performed or assets acquired.  The following table breaks out the issuances by type of transaction and by related and unrelated parties:

	Three months ended		Nine months ended
Issued to:	February 29, 2020		February 29, 2020
Related parties
Patrick Bilton	520,000	$130,000	1,060,000	$265,000
Brad Herr	120,000	30,000	240,000	$60,000
Jerry Cornwell	40,000	10,000	100,000	$25,000
David Tobias	40,000	10,000	100,000	$25,000
Total related parties	720,000	$180,000	1,500,000	$375,000
Unrelated parties	241,920	$60,480	710,920	$177,730
Total issued	961,920	$240,480	2,210,920	$552,730

	Three months ended		Nine months ended
Issued to:	February 28, 2019		February 28, 2019
Related parties
Patrick Bilton	560,000	$140,000	560,000	$140,000
Brad Herr	60,000	15,000	120,000	30,000
Total related parties	620,000	$155,000	680,000	$170,000
Unrelated parties	271,000	67,750	480,000	120,000
Total issued	891,000	$222,750	1,160,000	$290,000

Common stock payable

The Company had an aggregate of $100,000 of common stock payable as of February 29, 2020 which is due to Original Ventures, Inc for issuance of patents. This common stock payable will result in the issuance of 400,000 shares of common stock.

The Company had an aggregate of $127,125 of common stock payable as of May 31, 2019 that resulted in the issuance of 508,500 shares of common stock in the nine-months ended February 28, 2019. Of the total, $75,000 (300,000 shares) were issued to related parties.  See Note 3.

Shares issued to non-related parties in the three and nine-month periods ended February 29, 2020 and February 28, 2019 were issued for services performed or assets acquired during the periods. Share based compensation expense is recognized on non-employee awards or asset acquisitions on the dates granted and based upon management’s estimate of fair value of the securities issued. The Company estimated the fair value of the common stock to be $0.25 per share at the times of issuance.

NOTE 7 – REVENUE

The Company’s product revenue has been generated exclusively though sales of its debudder products. The Company’s customers, to which trade credit terms are extended, consist of foreign and domestic companies.

For the three and nine-month periods ended February 29, 2020, total sales were $30,003 and $118,094, respectively. International sales accounted for -0- and $1,700 during the three and nine-month periods ended February 29, 2020, respectively.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Shipments to one customer during the three and nine-month periods ended February 29, 2020 totaled $8,397 and $44,197, respectively, during those periods.  As of February 29, 2020, there were no accounts receivable from this customer.

For the three and nine-month periods ended February 28, 2019, total sales were $31,584 and $67,298, respectively. International sales were $19,781 and $19,781, respectively.

In the three and nine-month periods ended February 28, 2019, domestic sales of $4,430 and $39,066, respectively, were through one distributor. When the Company acquired the remainder of G4 in December 2018, the Company ended the distributor relationship with this distributor and began servicing all domestic sales, including sales to distributors, internally.

NOTE 8 – SUBSEQUENT EVENTS

Weed Farm Supply. On March 8, 2020, the Company acquired distribution rights and several domain names, including www.weedfarmsupply.com, and became a distributor of a number of products and product lines primarily used in the cultivation of hemp and marijuana which were previously supported by Elevated Ag Solutions, Inc. (“Elevated”). The Company now operates the www.weedfarmsupply.com website through its wholly owned subsidiary, Agro Exports LLC.  The domain names and distribution rights were acquired from Elevated for 1,400,000 shares of common stock. The acquisition from Elevated includes certain earn-out and stock price adjustment provisions