Form 10-K
period 2020-05-31
MJ Harvest, Inc.
filed 2020-09-14
CIK 1789330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 2020

OR

[    ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________________

Commission File Number 333-234048

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]   No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The market value of the voting and non-voting common stock held by non-affiliates was $9,195,022 on November 30, 2019.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 10, 2020, there were 22,892,974 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Prospectus filed pursuant to Rule 424(b)(3) dated March 5, 2020.

MJ HARVEST, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED MAY 31, 2020

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect the Company’s views with respect to future events based upon information available to it at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements. These uncertainties and other factors include, but are not limited to: the ability of the Company to locate business opportunities for acquisition or participation by the Company; the terms of the Company’s acquisition of or participation in a business opportunity; the operating and financial performance of any business opportunity following its acquisition or participation by the Company and the risk factors described herein under the caption “Risk Factors.” The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

Part I

Item 1. Description of Business

Company Background

We are a development stage company currently focused on the building a portfolio of best in class products that can benefit farmers and hobbyists in their growing operations. Our first product line consists of the DeBudder Lids and EDGE. The Debudder is used to strip buds off of stems for a variety of plants, including hemp and cannabis. We are also building an international network of distributors that can service our customers with rapid deliveries of products stocked in country. Currently, we are actively seeking additional products to expand our portfolio and are adding international distributors as we find them. Our website is www.mjharvestincinc.com, and we market our products through our branded distribution website at www.procannagro.com.

In the short-term, management is focused on adding additional products to our product offerings through distribution agreements, licensing, and acquisition. We are primarily focused on agricultural implements, durable goods, and services that will benefit smaller growers of hemp and cannabis by making their growing operations more efficient. We are actively seeking access to new products through attendance at trade shows and industry events, word-of-mouth, cold calling when we learn of interesting new technologies, and referrals from our distributors and associates in the industry. While our current focus in on agricultural tools, soil additives, growing methods, and optimization techniques, we have also explored the potential for consumer products that are produced by the growers or third-party processors from the crops grown using our tools. We believe that there is an opportunity to build an affinity and level of trust with our customers and then expand that relationship into distribution of consumer products containing CBD (cannabidiol) oil, including balms, salves, oils, tinctures, and similar products. With the uncertainties surrounding the cannabis industry and limitations on products derived from Cannabis or containing THC, our focus will remain on CBD products derived from Hemp until such time as the legal status of cannabis is addressed at the federal level. In the meantime, we believe there are adequate product opportunities outside of the cannabis space that can be evaluated and licensed, acquired or distributed effectively and profitably through our existing web site and distribution network.

In the long-term, we intend to expand our focus beyond the hemp and cannabis agricultural product marketing niche to include hemp growing operations in Florida, a research laboratory, and an extraction processing operation. The timing for development of these expanded operations will depend on availability of cash flow. Management believes that our customer base for agricultural products will be actively engaged in growing operations and will need services to identify optimum strains of plants to obtain commercially acceptable qualities and yield of CBD oils for the diverse geographic locations in which we intend to sell our products. In addition, once the crops are grown, the Company expects that our customers will also need access to CBD extraction facilities to process the plants into the derivative elements that will be incorporated into the consumer products that the market demands. These needs by our customer base provide an opportunity to grow by providing our customers with more of what they need to generate revenues from their growing activities. If we can build our relationships with our tool and implement customers, and then expand to offer services and research on plants, resistance to insects by regions, which soil additives produce the best yields and other similar science-market based data, our existing customers will provide a ready base of demand for the new services and capabilities. Management believes that this will result in a lower cost of obtaining new customers for the new services and will give us a competitive advantage against companies offering only one or a small number of the capabilities, services and products we will offer.

Strategy and Objectives

Our goal is to become a preferred provider of agricultural and horticultural products to hemp and marijuana growers and processors. We are targeting small and medium sized commercial growers as well as the hobby farmers prevalent in many areas with recently legalized hemp and marijuana industries. We intend to continue our expansion by building distribution relationships with manufacturers of products that fit in our catalog, and by acquiring rights to manufacture and sell compatible products when those opportunities occur. In the longer term, we intend to open physical warehouse and retail locations on the east and west coasts of the United States and eventually in a central U.S. location in order to optimize logistics for our product sales and distribution efforts. As we build our product lines, we are focused on becoming a one stop shop for the hemp and marijuana growers looking for ways to improve yield and reduce costs of harvest and processing.

Products

The Company’s products currently consist of the debudder line, soil and soil additive products, and additional tools and implements used in cultivation and harvesting of crops, primarily focused on the hemp and marijuana sectors.

Business Concentration.

In the period ended May 31, 2020, our business in the Debudder product line was concentrated with 34% of our debudder sales going to one customer. Our soils product sales are concentrated in two customers, one representing 47% and the other representing 22% of total soil sales, respectively.

Competition

At this point in our development, we believe our competitors are those companies that are acting as product aggregators and distributors of products similar to ours. To date, the hemp industry (primarily relating to CBD oils) and the cannabis industry, have been fragmented and chaotic with large numbers of small and medium sized companies attempting to develop products and then working to gain a toehold in the burgeoning market for those products. Products are currently offered on Amazon, E-Bay, and company specific web sites and the competition for consumer attention is extreme. A few larger companies have reached critical mass in terms of brand awareness and market reach, but these companies are focused on selling consumer-oriented products which utilize the CBD oils and other elements of the hemp and cannabis crops.

The direct competition for distribution of the “picks and shovels” needed by the small growers is significantly less congested. There are some retail offshoots from brick and mortar businesses like hydroponics shops that offer a range of tools and implements similar to the Company’s product offerings, and these businesses are likely to compete directly with the Company’s offerings. To date we are not aware of any large nationally recognized distributors of like products and we are attempting to position ourselves as a player at the national level. There are significant hurdles to accomplishing this objective, most significantly, availability of capital to build and maintain the online information needed for a comprehensive “one-stop-shop” offering. If we are unable to find the necessary capital to build our product lines and our online presence, we are likely to face increasing competition as other players enter the market. This could have a negative impact on our ability to grow our revenues and compete effectively in the future.

Competitive Advantages

We believe our competitive advantage is derived from our ability to pursue opportunities when and where we find them without getting bogged down in the bureaucracy that a larger and more diverse business might face. As a small publicly traded company, we are able to move quickly, rapidly negotiate and document licensing and distribution agreements, and when appropriate, acquisitions. Upon completion of this registration statement, we expect that a more active trading market will develop for our shares and that will further enhance our ability to offer shares as part of the consideration package we can propose to the companies controlling attractive technologies, products and capabilities. We believe a more active trading market will develop based on the increased pool of available free trading shares, the fact that we will then be a reporting company under Section 15(d) of the Exchange Act, and the fact that our shareholders may be better able to set up accounts at brokerage houses due to the availability of the Prospectus and the information contained therein. No assurances can be given that such an active market will actually develop, or that the price of our shares in the market will be maintained at any specific price level. If no market develops or the price of our shares in the market is not attractive, our ability to raise additional funds at acceptable prices and our ability to utilize stock for future acquisitions may be negatively impacted and our ability to execute our business plan could be affected.

Marketing & Distribution

Currently, we market our business primarily through attendance at trade shows and keeping a very close eye on developments in the hemp and cannabis industries. When we identify an interesting prospect, our CEP reaches out personally to the management team of the prospect to see if there is a basis for furthering discussions. Our management team also has a long history in the industry and large networks of contacts that can provide word of mouth connections to other interesting prospects. Collectively, we believe we will be able to capitalize on these various connections to build a dynamic and broad-based business selling agricultural and horticultural tools and implements to our customers in the hemp and cannabis space. In the longer term, we intend to pay close attention to other needs of our customers and to meet those needs at the appropriate time with new offerings of products and services, including sales of hemp plant clones and CBD oil extraction services. If we can help our customers succeed and grow, the market for our products will continue to expand.

Manufacturing

We are not currently manufacturing any products in our own facilities. We rely on third party manufacturers for our production runs, and currently have relationships with third party companies for the manufacturing our products, primarily with Chinese companies. We are monitoring the China tariff situation closely and will take appropriate steps to find new contract manufacturing capabilities in other countries should the China tariffs cause a significant impact on our business. The molds used to manufacture our products were built by Eco Molding Co., Limited in Guandong, China. We do not currently have any outstanding contracts with Eco Molding for production of our product and have historically operated on the basis of purchase orders. Our last order for product was for 10,000 units of the Debudder Edge product and as of September 10, 2020, Eco Molding was holding 2,640 units pending our shipping instructions. We intend to ship the remaining product held by Eco Molding to the locations where product demand can be filled at lowest cost. When inventory levels reach the reorder point, we intend to place additional purchase orders with Eco Molding.

Intellectual Property

Currently, we have two design patents, and several foreign patents covering our debudder products. The United States Patent and Trademark Office (“USPTO”) issued our patents on October 8, 2019. Design Patent D862180 covers the original Debudder Bucket Lid, and Design Patent D862281 covers the Debudder Edge. Our business strategy will continue to focus on intellectual property protections when appropriate. As we research additional products to include in our product catalogue, we include an analysis of the level of protection that is available for such product as an element of our decision to pursue licensing or distribution of that product. Our preference is to license or distribute products that have intellectual property protections, either because of patent pending or patented status, or as a result of trade secrets.

Government Regulation

We do not intend to harvest, distribute or sell plant-based hemp or cannabis products unless or until they are legalized at the state and federal levels. Our current business model involves sales of tools and implements that are used in agricultural and horticultural applications for growing a variety of plants, including cannabis. If we knowingly sell our products to a cannabis grower, we could be deemed to be participating in marijuana cultivation, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our properties could be subject to civil forfeiture proceedings.

As of August 2019, growing and processing hemp has been legalized at the federal level and at least six states have adopted regulations relating to the hemp industry, and at least 47 states have enacted legislation to establish industrial hemp cultivation and production programs. Thirty-three states and the District of Columbia allow its citizens to use medical marijuana. Voters in 10 additional states and the District of Columbia have legalized cannabis for adult recreational use. Other states are considering legalization, either for medical use or for both medical and recreational use. The state laws legalizing marijuana use are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The prior administration (President Obama) effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, the Trump administration has indicated the potential for stricter enforcement of the marijuana industry at the federal level, but to date there has been very little in terms of action. There is no guarantee that the Trump administration or future administrations will maintain the low-priority enforcement of federal laws in the marijuana industry that was adopted by the Obama administration. The Trump administration or any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to our business and our shareholders.

We are not aware of other specific Governmental Regulations that impact our business. We do, however, utilize Chinese vendors for manufacturing a significant portion of the products we sell. To the extent that tariffs are imposed on imported goods manufactured in China, our pricing structure and acceptance in the marketplace may be affected. We currently stock our products through distributors in foreign countries when appropriate and ship direct from our manufacturer to the foreign distributor when such can be done at a cost savings. We will continue to explore ways that we can hold our costs down on the products we sell in order to minimize price sensitivity concerns with our customers.

Environmental Laws

We are not aware of any environmental laws that would limit our ability to conduct our current sales and distribution activities in their present form.

Organization Within Last Five Years

We were originally incorporated under the name HealthGuard International Marketing Corporation, in the State of Nevada on August 15, 2002. At the time we operated under the name HealthGuard International Marketing Corporation, no business was conducted. In 2003, the Company entered into a reverse takeover transaction with a Japanese Investment Group engaged in the business of gaming. After completing the reverse takeover, the Japanese Investment Group failed to implement its business plan, and ceased having any contact with the shareholders of the Company. As a result, the Company was dormant until June 27, 2011 when Jerry Cornwell, our president and one of our Directors, took legal action to obtain the appointment of a custodian to regain control over the Corporation. On August 15, 2011, the Corporation held a meeting, with the Custodian acting on behalf of the Japanese shareholders and approved a private offering of a control block of stock to a new investor. On September 18, 2011 the District Court of Clark County, Nevada entered an order cancelling all of the shares issued to the Japanese Investment Group. The result of this action was to cede control of the Company to the new investor. In late September, the Company undertook a one for ten reverse stock split of its total shares outstanding, reorganized the Company under the name EM Energy, Inc., and began seeking oil and gas properties for development.

In late 2017, the Board reevaluated the oil and gas development efforts and elected to reorganize again to focus on distribution of agricultural and horticultural implements used by farmers and hobbyists around the world. The Company has acquired the rights to the DeBudder product line, including the DeBudder Bucket Lid and the DeBudder Edge, and continues to seek other products for distribution through its distributor relationship and its distribution web site located at www.procannagro.com. In 2018, the Company changed its name to MJ Harvest, Inc. and amended and restated its articles of incorporation to reflect the reorganized business direction. The Company also changed its stock symbol to MJHI (formerly RZPK).

These changes were affected in order to make our corporate name and ticker symbol better align with our short-term and long-term business focus. Our current, short-term goals will focus on building our product portfolio while we expand our product sales and build our distribution platform and brand under the www.procannagro.com website.

Our long-term plan is to acquire a hemp grow operation where we can use our products in a real world setting and provide concrete examples of the effectiveness of the tools to our customers. This step will also allow us to expand operations into biomass production, processing, and sale of products containing CBD from hemp (no or very low THC content). We are currently looking at alternatives to speed up this aspect of our business plan through acquisition of an existing grow operation, but to date, we have not found the right opportunity. Assuming that we achieve our long-term goal of developing or acquiring a hemp grow operation, we also believe that it will position us well should marijuana be legalized at the federal level or the regulatory climate changes to allow legal grow operations in the cannabis space. We can offer no assurances that we will be able to accomplish any portion of our long-range vision.

Employees

As of September 10, 2020, we have no employees. All of our activities are outsourced to consultants who provide services to us as needed and as directed by our Chief Executive Officer. Day to day operations are managed by our Chief Executive Officer, our Chief Financial Officer, and their activities are monitored by our Board of Directors. As business activities require and capital resources permit, we will hire additional employees to fulfill our company’s needs.

Facilities

The Company does not currently have any physical facilities. Each of our officers and directors operate out of home or virtual offices and we are able to meet remotely as needed. Our products are placed at third-party fulfillment centers and are shipped direct to our customers by the fulfillment centers or the manufacturers (on products where we act as distributor. We expect that physical space will not be required until we experience additional growth and our needs for inventory storage expand.

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in the United States and Worldwide. As of May 31, 2020 and through the date of filing of this Form 10-K, the disruption did not materially impact the Company’s financial statements.

The effects of the continued outbreak of COVID-19 and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company, including our ability to operate. As of September 10, 2020, there were no material adverse impacts to the Registrants’ operations due to COVID-19.

The economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets. Management evaluated these impairment considerations and determined that no such impairments occurred as of May 31, 2020.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments.

None

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings, and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the OTCQB market on February 20, 2020 under the symbol “MJHI.” Previously, the Company’s common stock traded on the OTC Pink market.

Holders of Record

On September 10, 2020, there were 121 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

No Dividends

No dividends have ever been paid on our securities, and we have no current plans to pay dividends in the foreseeable future.

Equity Compensation Plan

None.

Transfer Agent

Pacific Stock Transfer Co., Inc., 6725 Via Austi Parkway, Las Vegas, NV 89119, telephone (702)-361-3033, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

The following tables include all unregistered sales of securities for the fiscal years ending May 31, 2020 and 2019, respectively.

Year Ended May 31, 2020	Services		Acquisitions		Total
Shares Issued for Stock Payable	Shares	Value	Shares	Value	Shares	Value
Related Parties	300,000	$75,000	—	$—	300,000	$75,000
Unrelated Parties	208,500	52,125	—	—	208,500	52,125
Total Shares for Stock Payable	508,500	127,125	—	—	508,500	127,125
Shares Issued for Acquisitions
Unrelated Parties	—	—	1,400,000	1,008,000	1,400,000	1,008,000
Shares Issued for Services
Related Parties
Patrick Bilton, CEO and Director	1,080,001	413,000	—	—	1,080,001	413,000
David Tobias, Director	120,000	41,000	—	—	120,000	41,000
Jerry Cornwell, Director	120,000	41,000	—	—	120,000	41,000
Brad Herr, CFO	240,000	93,000	—	—	240,000	93,000
Total for Related Parties	1,560,001	588,000	—	—	1,560,001	588,000
Unrelated Parties	665,634	256,176	—	—	665,634	256,176
Total Shares for Services	2,225,635	844,176	—	—	2,225,635	844,176
Aggregate Totals	2,734,135	$971,301	1,400,000	$1,008,000	4,134,135	$1,979,301

Year Ended May 31, 2019	Services		Acquisitions		Total
	Shares	Value	Shares	Value	Shares	Value
Shares Issued for Acquisitions
Unrelated Parties	—	$—	80,000	$20,000	80,000	$20,000
Shares Issued for Services
Related Parties
Patrick Bilton, CEO and Director	560,000	140,000	—	—	560,000	140,000
Brad Herr, CFO	120,000	30,000	—	—	120,000	30,000
Total for Related Parties	680,000	170,000	—	—	680,000	170,000
Unrelated Parties	400,000	100,000	—	—	400,000	100,000
Total Shares for Services	1,080,000	270,000	—	—	1,080,000	270,000
Aggregate Totals	1,080,000	$270,000	80,000	$20,000	1,160,000	$290,000

All issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”). To make that determination on the availability of Section 4(a)(2) of the Act, we relied on the representations of the purchasers contained in the consulting agreements signed by the purchasers and the fact the consultants, although not employed by the Company, were familiar with the company, its operations and its management. The shares received were restricted securities.

Special Sales Practice Requirements with Regard to “Penny Stocks”

To protect investors from patterns of fraud and abuse that have occurred in the market for low priced securities commonly referred to as “penny stocks,” the SEC has adopted regulations that generally define a “penny stock” to be any equity security having a market price (as defined) less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions. Our stock is subject to the “penny stock” regulations during periods in which the price is below $5.00 per share. During any such periods, broker-dealers selling our common stock are subject to additional sales practices when they sell our stock to persons other than established clients and “accredited investors.” For transactions covered by these rules, before the transaction is executed, the broker-dealer must make a special customer suitability determination, receive the purchaser’s written consent to the transaction and deliver a risk disclosure document relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative taking the order, current quotations for the securities and, if applicable, the fact that the broker-dealer is the sole market maker and the broker-dealer’s presumed control over the market. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Such “penny stock” rules may restrict trading in our common stock and may deter broker-dealers from effecting transactions in our common stock.

Item 6. Selected Financial Data

Not Applicable. The Company is a “smaller reporting company” and not subject to the Selected Financial Data requirement of Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Report constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Fiscal year ended May 31, 2020 compared with fiscal year ended May 31, 2019

Results of Operations

Summary of Results of Operations. Since the Company adopted its current business focus on sales of agricultural and horticultural implements to hemp and cannabis growers, the Company has incurred net losses from operations. During the period, the Company has acquired the debudder product line, built an international distributor network, established an online presence for marketing products, acquired the Weed Farm Supply domain and distribution agreements, and incurred staffing, infrastructure and sales and marketing expenses intended to provide a solid base for growing operations in coming periods. This process took longer than anticipated. The Management team spent considerable time and effort in identifying, researching and negotiating with a number of candidates for acquisitions, with the expectation that one or more acquisitions could be completed in a timely manner. These potential acquisitions did not come to fruition, primarily due to unrealistic valuations expected by the target opportunity management teams. As a result, management has stepped back from the acquisition focus and is now aggressively pursuing sales growth by increasing marketing of our existing products and expansion of our product lines through distribution agreements and product licensing. We will revisit the acquisition opportunities if and when the Company’s shares are more actively traded. In the meantime, management will focus on growing sales of the products we have.

Operating Loss; Net Loss. In the year ended May 31, 2020, the Company generated a net loss from operations of $1,963,675 compared to a net loss of $956,541 in the year ended May 31, 2019. The increase in net loss from operations is detailed below.

Revenue

Our revenues in the year ended May 31, 2020 increased to $327,891 from $72,654 in the year earlier period, and after taking cost of goods sold into account, generated $118,229 in gross profit during our 2020 fiscal year compared to $48,057 in 2019. Our operational energies in 2020 were focused on building the distribution network, establishing the distribution centers and logistics for international distribution of product, and building an online presence for selling our products. That effort is largely in place now and we expect to see continuing increases in sales in the coming periods.

Officer and Director Compensation Expenses

Officer and director compensation expenses increased to $708,000 for the year ended May 31, 2020 from $358,842 for the year ended May 31, 2019. In the year ended May 31, 2020, the management team was in place for the full year and operating according to the adopted business plan. Each of the officers and directors is compensated wholly or partially in shares of common stock, and this non-cash considerations for services increases the cost to the Company of hiring and retaining executive management capable of executing the business plan.

General and Administrative Expenses

General and administrative expenses increased from $84,277 for the year ended May 31, 2019 to $84,779 for the year ended May 31, 2020, the slight increase reflects management efforts to hold general and administrative expenses steady while building the product line and ramping sales.

Professional Fees

Our professional fees and contract services increased during the year ended May 31, 2020 compared to the year ended May 31, 2019. Our professional fees were $531,125 for the year ended May 31, 2020 and $383,392 for the year ended May 31, 2019. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors. The increase in 2020 was primarily the result of increased patent work associated with the debudder product line and additional staffing costs related to expansion of our product lines. We expect these fees to grow steadily as our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Impairment of Intangible Assets

During the year ended May 31, 2020, we reported an impairment of intangible assets of $758,000, compared to $178,137 in the year ended May 31, 2019. A portion of the impairment of patents in 2020 was related to $100,000 in earnout consideration owed upon issuance of the patents on the debudder products. Based on the impairment analysis performed at the time the Company acquired the minority interest in G4, the value of the patents was determined to be $150,000 and that value did not increase as a result of the patent issuance. Consequently, the earnout consideration was considered impaired immediately upon payment in common shares issued.

Additional impairment expense related to our acquisition of Weed Farm Supply and the associated intangible assets. When we negotiated the Weed Farm Supply transaction, we used an assumed value per share of $0.25 for the 1,400,000 common shares to be issued in the acquisition, or $350,000 in the aggregate for the assets acquired. On the date the transaction was finalized, the shares issuable in the transaction were valued at $0.72 which had the effect of valuing the intangible assets acquired at $1,008,000. The valuation of the assets performed at the time the acquisition was negotiated ($350,000) was considered by management to be the fair value of the assets acquired and the acquisition consideration was considered impaired in the amount of $658,000 as soon as the acquisition was finalized.

Liquidity and Capital Resources

Introduction. During the year ended May 31, 2020, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of May 31, 2020 was $32,343 and our monthly cash flow burn rate was approximately $30,000. Our cash on hand and our ability to cover recurring cash flow operating expenses was primarily derived from proceeds of officer and director advances. Absent additional advances from our officers and directors, we currently do not believe we will be able to satisfy our cash needs from our revenues for the coming year.

At May 31, 2020, we had cash available of $32,343 and positive working capital of $6,538. Our existing assets and revenue sources will not cover our current monthly negative cash flows from operations. Based on our revenues, cash on hand and current monthly burn rate of approximately $30,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations. We had net cash used in operating activities of $271,527 for the year ended May 31, 2020, as compared to $418,931 for the year ended May 31, 2019. During our fiscal year ending May 31, 2020, the net cash used in operating activities consisted primarily of our net loss of ($1,963,675), offset by depreciation of $14,206, share based compensation of $844,176, intangible asset impairment of $758,000, and changes in inventory, deposits, and accounts payable aggregating $75,766. During our fiscal year ending May 31, 2019, the net cash used in operating activities consisted primarily of our net loss of ($956,541), share based compensation of $397,125, intangible asset impairment of $178,137, and ($33,138) cash used for purchases of inventory.

Investing. We had no cash flows from investing activities in the year ended May 31, 2020. We used $69,209 in the year ended May 31, 2019 to acquire an interest in G4 ($50,000) and to acquire fixed assets ($19,209).

Financing. Our net cash provided by financing activities for the year ended May 31, 2020 was $290,278 compared to $498,455 for the year ended May 31, 2019. In both years, cash flows from financing activities were derived entirely from related party advances.

Off Balance Sheet Arrangements

None

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not Applicable. The Company is a “smaller reporting company.”

Item 8. Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, May 31, 2020 and 2019

·	Independent Registered Public Accounting Firm
·	Consolidated Balance Sheets, May 31, 2020 and 2019
·	Consolidated Statements of Operations for the Years Ended May 31, 2020 and 2019
·	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended May 31, 2020 and 2019
·	Consolidated Statements of Cash Flows for the years ended May 31, 2020 and 2019
·	Notes to the Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounts and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of May 31, 2020 and that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported in a timely manner.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Company has assessed the effectiveness of our internal control over financial reporting as of May 31, 2020. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of our assessment, we concluded that we have material weaknesses in our internal control over financial reporting as of May 31, 2020. We identified material weaknesses resulting from a lack of segregation of duties, and management override of controls.

We plan to address the material weaknesses identified by adding additional accounting personnel and functions, and by designing additional controls over the documentation and application of technical accounting guidance to our business. We are also reviewing our practices to limit management’s ability to override controls.

Because these material weaknesses exist, management has concluded that our internal control over financial reporting as of May 31, 2020 is ineffective.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the quarter ended May 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table indicates the name, age, term of office and position held by each of our executive officers and directors. The term of office for each officer position is for one year or until his or her successor is duly elected and qualified by the board of directors. The term of office for a director is for one year or until his or her successor is duly elected and qualified by the stockholders.

Name	Age	Position	Incumbency Date
Patrick Bilton	59	Secretary and Director	11/03/2017
Patrick Bilton		Chief Executive Officer	01/01/2018
Brad Herr	66	Chief Financial Officer	03/24/2018
Jerry Cornwell	81	Director and President	09/20/2011
David Tobias	69	Director	11/03/2017

Certain biographical information with respect to our executive officers and directors.

Patrick Bilton, CEO, Secretary and Director, age 59, manages our product development and product acquisition efforts and is focused on implementing our strategic business direction. Patrick joined MJ Harvest in 2017 and has been instrumental in establishing our existing operations while also seeking to expand our business as opportunities present themselves. Patrick sold his landscape services business in 2007 and after working with the new owners over a three-year transition period, has been since 2010 to the present, involved as a consultant in construction management, working primarily on luxury and high end residential real estate projects. Concurrently, Patrick has worked as a consultant with other public companies in their business development and merger and acquisition efforts, primarily focused on herbal and plant-based products and derivatives, including Cannabis Sativa, Inc. (symbol “CBDS”). Patrick brings a wealth of practical experience and a deep understanding of the requirements of growers of hemp and cannabis crops. With Patrick’s guidance, we are developing a portfolio of tools and implements that are used in growing and harvesting crops.

Brad Herr, CFO, age 66, manages our financial reporting functions, provides risk management oversight, and is a key member of the management team working closely with Patrick Bilton to evaluate and structure business opportunities as they arise. Brad is the sole owner of Nexit, Inc., a management services firm though which he offers business consulting services to the public, Brad has owned Nexit, Inc. since April 2018. He also served as CFO to SponsorsOne, Inc., another publicly traded company with emerging business opportunities until April 30, 2019. Brad graduated from the University of Montana with a Bachelor of Science Degree in Business Accounting in 1977 and a Juris Doctorate in 1983. In 2005, Mr. Herr received an MBA from Gonzaga University. Brad practiced law for 13 years focusing primarily on business representation and securities law. Brad participated as legal counsel or principal in private and public offerings raising more than $75 million over his career. In 1996, Brad left the practice of law to pursue a career in business. Brad has served as CFO, COO, President and Board Member for a number of publicly traded and private companies over the last 23 years though other than as set forth herein, he holds no such positions at this time. Brad brings a diverse business development, accounting and legal background to his current positions.

Jerry Cornwell, President and Director, age 81, is currently and has been since 1993, the managing member of two Investor Relations companies: XXX Enterprises, LLC dba Bristol Media, Ltd. and Valhalla Financial Group, LLC. The services provided to clients range from initial merger of Microcap OTC companies to NASDAQ listed companies. He was President and Chief Executive Officer of Pan Environmental Corporation from 1993 until 2000. For the prior ten years, he was a principal of Corn-Mill Enterprises, a business advisory firm involved in Mergers/Acquisitions and Capital funding. From 1974 to 1983 Mr. Cornwell was owner, President and Chief Executive Officer of J. A. Cornwell, Inc. a land reclamation and irrigation development firm, with annual revenues of $135 million. In 1982 the company was listed #7 on Inc 500 fastest growing Private Companies. In the past 30 years Mr. Cornwell has held positions as Director and/or Officer, on at least 10 other public companies, though other than as set forth herein, he does not hold any such positions at this time. He was elected to the Board of Directors by shareholders and appointed as President/CEO of the Company, then operating as Ryozanpaku International, Inc. on October 24, 2010. Jerry currently focuses on the building an active market for the Company’s shares and provides assistance in finding and evaluating business opportunities.

David Tobias, Director, age 69, is serving as President of Wild Earth Naturals, Inc., a position he has held since May 2013. In addition, Mr. Tobias is serving as the CEO, president, secretary and director of Cannabis Sativa, Inc. (“CBDS”), a fully reporting company under the Securities Exchange Act of 1934. Mr. Tobias has been a director and officer of CBDS since July of 2013. He also served as the President of Hemp, Inc. from August 2011 to January 9, 2014. Prior to that, from October 2009 until May 2011, Mr. Tobias held the position of Vice President at Medical Marijuana Inc. where he was instrumental in bringing forward and culminating the merger between CannaBank and Medical Marijuana, Inc. Within the last five years, Mr. Tobias has also served as a member of the board of directors for Grow Capital, Inc. (“GRWC”). David’s experience with many aspects of the burgeoning marijuana trade in the United States allows him to focus on business development. His extensive contacts in the cannabis industry yield frequent business opportunities which David refers to Patrick and Brad for a detailed conceptual work-up.

Family Relationships

There are no family relationships between any of our officers and directors.

Term of Office

The term of office of each director is one year and until his or her successor is elected at the annual stockholders' meeting and is qualified. Directors are also subject to removal by the stockholders.  The term of office for each officer is for one year and until his or her successor is appointed by the board of directors and is qualified. Officers are also subject to removal by the board of directors.  Patrick Bilton was appointed Chief Executive Officer of the Company on January 1, 2018. Brad E. Herr was appointed Chief Financial Officer on March 24, 2018. Jerry Cornwell has been a director since November 3, 2011 and David Tobias has been a director since November 3, 2017.

Board of Directors

Our board of directors consists of three persons. None of our current directors are "independent" within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace.  The directors are not independent by virtue of their position as an officer of the Company or their ownership of more than 10% of the Company’s outstanding shares.

Our board of directors designated an audit committee to be comprised of two independent directors. At this time, the Company only has no independent directors and does not have an independent "financial expert" to serve on the audit committee. As a result, the Company is not able to designate an audit committee and the function of the audit committee is currently being performed by the entire Board.

The board of directors has designated a compensation committee comprised of two independent directors.  At this time, the Company only has no independent directors. As a result, the Company is not able to designate a compensation committee and the function of the compensation committee is currently being performed by the entire Board.

The Company does not have a standing nominating committee and the Company's Board of Directors performs the functions that would customarily be performed by a nominating committee.  The Board of Directors does not believe a separate nominating committee is required at this time due to the limited resources of the Company.  The Board of Directors has not established policies with regard to the consideration of director candidates recommended by security holders or the minimum qualifications of such candidates.

Director Meetings

Generally, the Company’s Board of Directors met quarterly during the years ended May 31, 2020 and 2019. Additional meetings were called or consented to by the Directors as needed. At every meeting every director was in attendance or consented to the actions taken. In the year ended May 31, 2021, meetings will be held at least quarterly and more often if needed. Actions may also be taken without formal meeting by consent signed by each of the directors. In light of the COVID-19 Pandemic, the Board intends to conduct meetings remotely until further notice.

Communications with Directors

Stockholders may communicate with the Board of Directors by sending written communications addressed to the Board of Directors, or any individual director, to: MJ Harvest, Inc., Attention: Corporate Secretary, 9205 W. Russell Road, Suite 240, Las Vegas, NV 89139. All communications will be compiled by the corporate secretary and forwarded to the Board of Directors or any individual director, as appropriate. In order to facilitate a response to any such communication, the Company’s Board of Directors suggests, but does not require, that any such submission include the name and contact information of the shareholder submitting the communication.

Code of Ethics

We have not adopted a Code of Ethics that applies to our executive officers, including our principal executive, financial and accounting officers. We do not believe the adoption of a code of ethics at this time would provide any meaningful additional protection to the Company because we have only two executive officers and three directors and our business operations are not complex.

During the past ten years none of our directors, executive officers, promoters, or control persons was:

1.	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not currently subject to Section 16(a) of the Exchange Act as we do not have a class of securities registered under Section 12(b) or 12(g) of the Act.

Item 11. Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer and principal financial officer in all capacities for the fiscal years ended May 31, 2020 and 2019.  No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000 other than as set forth in the table.

Year Ended May 31, 2020		Stock Issued		Accrued Compensation		Total
	Cash	Shares	Value	Shares	Value	Value
Patrick Bilton	$—	1,080,001	$413,000	—	$—	$413,000
David Tobias	—	120,000	41,000	—	—	41,000
Jerry Cornwell	—	120,000	41,000	—	—	41,000
Brad Herr	120,000	240,000	93,000	—	—	213,000
Total for officers and directors	$120,000	1,560,001	$588,000	—	$—	$708,000

Year Ended May 31, 2019		Stock Issued		Accrued Compensation		Total
	Cash	Shares	Value	Shares	Value	Value
Patrick Bilton	$—	560,000	$140,000	80,000	$60,000	$200,000
David Tobias	—	—	—	—	—	—
Jerry Cornwell	—	—	—	—	—	—
Brad Herr	112,500	120,000	30,000	20,000	15,000	157,500
Total for officers and directors	$112,500	680,000	$170,000	100,000	$75,000	$357,500

We do not have any retirement, pension or profit-sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Director Compensation

Our directors are issued shares of common stock quarterly for their service on the board of directors.  During the years ended May 31, 2020 and 2019, the Directors were paid $10,000 and $5,000, respectively, each quarter. These amounts were paid in shares of common stock of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 10, 2020 certain information with respect to our equity securities owned of record or beneficially by:

(1)	each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

(2)	Unless otherwise noted, the shares indicated are beneficially owned by the individuals listed.

	Number of	Percentage of Total
Share Ownership on September 10, 2020	Shares Held	Outstanding
Patrick Bilton, CEO, Secretary and Director	4,355,673	19.0%
Jerry Cornwell, President and Director	3,574,019	15.6%
Brad Herr, CFO	480,000	2.1%
David Tobias, Director	6,282,399	27.4%
All Officers and Directors as a Group	14,692,091	64.1%

Total Shares Issued and Outstanding	22,892,974	100.0%

·	The shares listed for Patrick Bilton include shares owned by Salon LLC, an entity solely owned by Mr. Bilton, and shares held for the benefit of Samantha, Sawyer, and Shawna Bilton, his children.

·	The shared listed for Jerry Cornwell are beneficially owned by him. A total of 1,143,983 are listed in his name and 2,430,036 are registered in the name of XXX Enterprises, LLC, an entity wholly owned by Mr. Cornwell

·	The shares listed for Brad Herr are beneficially owned by him and are registered in the name of Nexit, Inc., a corporation wholly owned by Mr. Herr.

The issuer is not aware of any person who owns of record, or is known to own beneficially, ten percent or more of the outstanding securities of any class of the issuer, other than as set forth above. The issuer is not aware of any person who controls the issuer as specified in Section 2(a)(1) of the 1940 Act. There are no classes of stock other than common stock issued or outstanding. The Company does not have an investment advisor.

There are no current arrangements which will result in a change in control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended May 31, 2020, the Company received additional advances totaling $290,278 from related party officers and directors of the Company to cover operating expenses. As of May 31, 2020, net advances from related parties totaled $829,982. The Company has not recorded interest on these sums and it is likely that the amounts will be repaid in stock at a future date.

Approval of Related Party Transactions

Related party transactions are reviewed and approved or denied by the board of directors of the Company. If the related party to a transaction is a member of the board of directors, the transaction must be approved by a majority of the board that does not include the related party.

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees that were billed or expected to be billed for the fiscal years ended May 31, 2020, and 2019, for professional services rendered by Decoria Maichel & Teague, P.S.

	Decoria Maichel & Teague, P.S. 2020	Decoria Maichel & Teague, P.S. 2019
Audit Fees	$37,800	$61,000
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	6,100	-
Total	$43,900	$61,000

“Audit Fees” represents fees for professional services provided in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports and related services normally provided in connection with statutory and regulatory filings and engagements and consents.

“Audit-Related Fees” represent fees for professional services provided in connection with the audit of the financial statements of Presto Corp.

“Tax Fees” consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

“Other Fees” consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

It is the policy of the Company for all work performed by our principal accountant to be approved in advance by our audit committee. Currently the audit committee does not have the requisite number of independent Board Members. Accordingly, the functions of the audit committee are now being performed by the Full Board. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

Item 15. Exhibits, Financial Statement Schedules.

The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	Title of Document

3.1*	Articles of Incorporation of MJ Harvest, Inc.

3.2*	Amended Bylaws of MJ Harvest, Inc.

10.1*	Independent Contractor Agreement with Patrick Bilton effective January 1, 2019

10.2*	Independent Contractor Agreement with Brad Herr effective January 1, 2019

10.3*	Securities Purchase Agreement by and between MJ Harvest, Inc. (fka EM Energy, Inc). and Original Ventures, Inc. dated November 7, 2017

10.4*	Securities Purchase Agreement by and between MJ Harvest, Inc. and Original Ventures, Inc. dated December 7, 2018

21.1*	Subsidiaries of Registrant

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)

32.1	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

32.2	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

*       Included herewith.

**       As previously filed.

XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document. These files will be added by amendment.

[SIGNATURES ON NEXT PAGE]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJ HARVEST, INC.
(Registrant)

Dated: September 14, 2020	By: /s/ Patrick Bilton
Patrick Bilton
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick Bilton
Dated: September 14, 2020	Patrick Bilton
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Brad E. Herr
Dated: September 14, 2020	Brad E. Herr
Chief Financial Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ David Tobias
Dated: September 14, 2020	David Tobias
Director

/s/ Jerry Cornwell
Dated: September 14, 2020	Jerry Cornwell
Director

MJ Harvest, Inc.

Contents

Page

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	2

FINANCIAL STATEMENTS:

Consolidated balance sheets	3

Consolidated statements of operations	4

Consolidated statements of changes in stockholders’ deficit	5

Consolidated statements of cash flows	6

Notes to consolidated financial statements	7 - 20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MJ Harvest, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MJ Harvest, Inc (the "Company") as of May 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has continuing net losses and accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

DeCoria, Maichel & Teague, P.S.

We have served as the Company's independent auditor since 2016.

Spokane, Washington

September 14, 2020

MJ HARVEST, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2020 AND 2019

	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,343	$13,592
Accounts receivable	19,216	9,191
Vendor deposits	20,000	-
Inventory	32,840	56,205
Total current assets	104,399	78,988

Deposits	-	480
Fixed assets, net	15,879	20,919
Finite-lived intangible assets	465,834	-
Indefinite-lived Intangible assets	25,000	150,000

Total Assets	$611,112	$250,387

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$62,801	$2,232
Other current liabilities	35,060	13,683
Total current liabilities	97,861	15,915

Common stock payable	100,000	127,125
Advances from related parties	829,982	539,704
Total Liabilities	1,027,843	682,744

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, par value $0.0001, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value per share, 50,000,000 shares authorized, 22,892,974 and 18,758,739 issued and outstanding,
respectively	2,289	1,876
Additional paid-in capital	3,763,374	1,784,486
Accumulated deficit	(4,182,394)	(2,218,719)
Stockholder's equity before non-controlling interest Total stockholders' equity (deficit)	(416,731)	(432,357)
Total Liabilities and Stockholders' Equity (Deficit)	$611,112	$250,387

MJ HARVEST, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2020 AND 2019

	2020	2019
REVENUE	$327,891	$72,654
COST OF REVENUE	209,662	24,597
Gross profit	118,229	48,057

OPERATING EXPENSES:
Officer and director compensation	708,000	358,842
General and administrative	84,779	84,227
Impairment of intangible assets	758,000	178,137
Professional fees and contract services	531,125	383,392
Total operating expenses	2,081,904	1,004,598

NET LOSS FROM OPERATIONS	(1,963,675)	(956,541)

Allocation of net income to non-controlling interest	—	(5,730)
NET LOSS ATTRIBUTABLE TO MJ HARVEST, INC.	$(1,963,675)	$(962,271)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.10)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - Basic and diluted	20,204,819	18,078,635

 MJ HARVEST, INC.

 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

 FOR THE YEARS ENDED MAY 31, 2020 AND 2019

			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interest	Total

BALANCES, May 31, 2018	17,598,739	$1,760	$1,418,227	$(1,256,448)	$140,645	$304,184

Acquisition of minority interest in G4	80,000	8	96,367	—	(146,375)	(50,000)
Share based compensation	1,080,000	108	269,892	—	—	270,000
Net loss	—	—	—	(962,271)	5,730	(956,541)

BALANCES, May 31, 2019	18,758,739	$1,876	$1,784,486	$(2,218,719)	$—	$(432,357)

Acquisiton of intangible assets	1,400,000	140	1,007,860	—	—	1,008,000
Share based compensation	2,225,635	222	843,954	—	—	844,176
Shares issued for stock payable	508,500	51	127,074	—	—	127,125
Net loss	—	—	—	(1,963,675)	—	(1,963,675)

BALANCES, May 31, 2020	22,892,874	$2,289	$3,763,374	$(4,182,394)	$—	$(416,731)

 MJ HARVEST, INC.

 STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED MAY 31, 2020 AND 2019

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,963,675)	$(956,541)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share based compensation	844,176	270,000
Depreciation and amortization	14,206	4,190
Share based compensation to be issued	—	127,125
Impairment of intangible assets	758,000	178,137
Changes in operating assets and liabilities:
Accounts receivable	(10,025)	(8,471)
Deposits	(19,520)	(480)
Inventory	23,365	(33,138)
Accounts payable and other current liabilities	81,946	247
NET CASH (USED IN) OPERATING ACTIVITIES	(271,527)	(418,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of G4	—	(50,000)
Acquisition of fixed assets	—	(19,209)
NET CASH (USED) IN INVESTING ACTIVITIES	—	(69,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from related parties	290,278	498,455
NET CASH PROVIDED BY FINANCING ACTIVITIES	290,278	498,455

NET CHANGE IN CASH AND CASH EQUIVALENTS	18,751	10,315

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,592	3,277

CASH AND CASH EQUIVALENTS END OF YEAR	$32,343	$13,592

Supplemental disclosure of cash flow information
Cash paid for interest	$2,976	$—
Non cash financing and investing activities:
Common stock issued for acquisition of Elevated assets	$1,008,000	$—
Common stock issued for acquisition of G4	—	20,000
Common stock to be issued for patents	100,000	—
Common stock issued for stock payable	127,125	—

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

MJ Harvest, Inc. (the “Company”), develops, acquires, and distributes agricultural and horticultural tools and implements for sale primarily to growers and operators in the hemp and cannabis retail industry. In 2017, the Company acquired a 51% interest in G4 Products LLC, (“G4”) which owns the intellectual property for a manual debudder product line marketed under the Original 420 Brand as the Debudder Bucket Lid and Edge. The Company organized AgroExports LLC (“Agro”) to serve as the domestic and international distribution arm for sales of agricultural and horticultural tools and implements, and also created www.procannagro.com for online sales of its products.

In September 2018, the Company changed its name to MJ Harvest, Inc. The articles of incorporation with the State of Nevada were amended and restated to reflect the name change with an effective date of September 18, 2018.

On December 7, 2018, the Company acquired the remaining 51% of G4, making it a wholly owned subsidiary. On April 10, 2019, the Company formed AgroExports.CA ULC (“Agro Canada”), a wholly owned Canadian subsidiary in order to facilitate online payments from sales in Canada. Sales in Canada are currently serviced through a fulfillment center in Toronto.

On April 8, 2020, the Company finalized acquisition from Elevated Ag Solutions, Inc. (“Elevated”) of several domain names, a non-compete agreement, and customer relationships and began selling a broad range of products, including soils and soil enhancements, through www.weedfarmsupply.com. The Elevated business is operated through Agro.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s fiscal year-end is May 31.

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries Agro, G4, and Agro Canada. All intercompany transactions have been eliminated. Subsidiaries are consolidated from the date of acquisition, that being the date on which the Company has the power to govern financial and operating policies of the entities acquired. The financial statements of the subsidiaries are reported for the same reporting period as the parent, using consistent accounting policies in all material respects. For the period June 1, 2018 to December 7, 2018, the Company owned 51% of G4. 49% was owned by a non-controlling interest. On December 7, 2018, the Company acquired the remaining 49% from the non-controlling interest resulting in G4 becoming a wholly-owned subsidiary.

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, Continued:

Going Concern

The Company has an accumulated deficit of $4,182,394 which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Additional acquisitions and business opportunities are now under consideration. Management intends to finance operating costs over the next twelve months with advances from directors and/or a private placement or public offering of common stock or debt instruments. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Share based compensation for services, impairment of long-lived assets, amortization of intangible assets, and income taxes are subject to estimates. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The update modified the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update was effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Adoption of this update as of June 1, 2019 did not have a material impact on the Company’s consolidated financial statements because the Company has no long-term operating leases.

In June 2018, the FASB issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update aligns the accounting for share-based payment awards issued to nonemployees with those issued to employees. Under the new guidance, the nonemployee awards will be measured on the grant date and compensation costs will be recognized when achievement of the performance condition is probable. This new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of the new guidance on June 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, Continued:

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The update modifies the disclosure requirements for recurring and nonrecurring fair value measurements, primarily those surrounding Level 3 fair value measurements and transfers between Level 1 and Level 2. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the new guidance and does not expect it to have a material impact on its consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction Between Topic 808 and Topic 606 Revenue from Contracts with Customers, which clarifies when transactions between participants in a collaborative arrangement are within the scope of Topic 606. This ASU becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.

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

At May 31, 2020 and 2019, the Company did not have any assets or liabilities that were measured at a fair value on a recurring basis.

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, Continued:

Financial Instruments

The carrying amounts of cash and cash equivalents, and advances from related parties, reported on the consolidated balance sheets approximate their fair value as of May 31, 2020 and 2019.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less when acquired to be cash equivalents.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Accounting Standards Codification (“ASC”) 606,” Revenue Recognition.” The Company operates as one reportable segment.

The Company generates revenue based on sales of products and revenue is recognized when the Company satisfies its performance obligation by shipping products to our customers. Our products consist of agricultural tools and implements, soils, and soil additives used primarily in growing and harvesting hemp and marijuana. Shipments terms are FOB origination, so revenue is recognized when the product is delivered to the shipper by our fulfillment centers or, in the case of drop shipments of distributed products, when the products are shipped from the manufacturer. At the time the products are delivered to the shipper, no other performance obligations remain. Revenue is recognized in an amount that reflects the consideration that is received in exchange for the products shipped.

The Company accounts for shipping and handling activities as a fulfillment cost and include fees received for shipping and handling as part of the transaction price. Provision for sales incentives, discounts, and returns and allowances, if applicable, are accounted for as reductions of revenue in the period the related sales are recorded. Sales incentives, discounts and returns and allowances were not material in the periods presented in the accompanying consolidated financial statements. The Company had no warranty costs associated with the sales of its products in the periods presented in the accompanying consolidated statements of operations and no provision for warranty expenses has been included.

Inventory

Inventory consists of purchased products and is stated at the lower of cost or market, with cost being determined using the average cost method. Allowances for obsolete inventory are recognized when the inventory is determined to be unsalable through the normal course of business.

Fixed Assets

Fixed assets consist of molds used in the third-party manufacturing process and are recorded at cost. Maintenance, repairs, and minor replacements are expensed as incurred. Gains or losses on disposition or retirement of property and equipment are recognized in operating expenses in the period of disposal.

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, Continued:

Depreciation is computed using the straight-line method over the estimated useful lives of the molds which is five years.

Accounting for Acquisitions

Business acquisitions are recorded using the acquisition method of accounting in accordance with ASC 805 Business Combinations, and, accordingly, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. After the purchase price has been allocated, goodwill is recorded to the extent the total consideration paid for the acquisition, including the acquisition date fair value of contingent consideration, if any, exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities. Acquisition costs for business combinations are expensed when incurred.

Acquisitions not meeting the accounting criteria to be accounted for as a business combination are accounted for as an asset acquisition. An asset acquisition is recorded at its purchase price, inclusive of acquisition costs, which is allocated among the acquired assets and assumed liabilities based upon their relative fair values at the date of acquisition.

The operating results of an acquisition are included in the consolidated statements of operations from the date of acquisition.

The allocation of the purchase consideration for acquisitions can require extensive use of accounting estimates and judgments to allocate the purchase consideration to the assets acquired and liabilities assumed based on their respective fair values. Judgment is required in determining which valuation technique should be applied. Critical estimates in valuing certain identifiable assets include but are not limited to market comparables, expected long-term revenues; future expected operating expenses; cost of capital; assumed attrition rates; and discount rates.

Intangible Assets

Intangible assets are accounted for in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). Intangible asset amounts represent the acquisition date fair values of identifiable intangible assets acquired. The Company’s finite-lived intangible assets consist of patents, a non-compete agreement, and customer relationships. The Company’s indefinite-lived intangible assets consist of acquired domain names.

Finite-lived intangible assets are amortized over their useful lives, which are currently ten years for patents, two years for the non-compete agreement, and ten years for customer relationships. The carrying amounts of finite-lived intangible assets are evaluated for recoverability whenever events or changes in circumstances indicate that the Company may be unable to recover the asset’s carrying amount.

When there is no foreseeable limit on the period of time over which an intangible asset is expected to contribute to the cash flows of the Company, an intangible asset is determined to have an indefinite life. Indefinite life intangible assets are not amortized but tested for impairment annually or more frequently when indicators of impairment exist.

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, Continued:

Determination of acquisition date fair values and intangible asset impairment tests require judgment. Significant judgments required to estimate the fair value of intangible assets include determining the appropriate valuation method, identifying market prices for similar type items, estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates.

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

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. During the years ended May 31, 2020 and 2019, the Company had no common stock equivalents outstanding.

Share-Based Payments

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the common stock issued and recognized when the board of directors authorizes the issuance.

NOTE 2 – FIXED ASSETS

Fixed assets consisted of the following at May 31, 2020, and 2019:

Property and Equipment

	2020	2019
Equipment - production molds	$25,109	$25,109
Less: Accumulated amortization	(9,230)	(4,190)
Net Equipment	$15,879	$20,919

Depreciation expense for the years ended May 31, 2020 and 2019 was $5,040 and $4,190, respectively.

NOTE 3 – INTANGIBLES

The Company’s intangible assets consist of both finite and indefinite lived assets. Finite-lived assets include patent rights acquired in the acquisition of G4, a non-compete agreement, and customer relationships acquired in the Elevated transaction. The Company’s sole indefinite lived asset are five domain names acquired in the Elevated transaction. Both acquisitions are described below.

At May 31, 2020 and 2019, intangibles assets are:

Intangibles

May 31,	2020	2019
Finite lived intangibles
Patents	$250,000	$328,137
Less: Impairment of patents	(100,000)	(178,137)
	150,000	150,000
Less: accumulated amortization	(9,166)	—
Patents, net	140,834	150,000

Non-compete agreement	157,000	—
Less: Impairment of non-compete	(107,000)	—
	50,000	—
Less: accumulated amortization	—	—
Non-compete agreement, net	50,000	—

Customer relationships	826,000	—
Less: Impairment of relationships	(551,000)	—
	275,000	—
Less: accumulated amortization	—	—
Customer relationships, net	275,000	—
Total finite lived intangibles	465,834	150,000

Indefinite lived intangibles
Domain names	25,000	—
Total intangibles	$490,834	$150,000

Amortization expense for the year ended May 31, 2020 and 2019 was $9,166 and nil, respectively. This amortization related exclusively to the patents. The patents are amortized over their useful lives of ten years. The intangible non-compete agreement and the customer relationships were acquired in the fourth quarter of the year ended May 31, 2020 and the Company was still implementing the domain transfers, establishing business processes and reviewing the business plan and customer relationships through the fourth quarter. No amortization was taken for these intangible assets during the year ended May 31, 2020. Management has determined that the intangible non-compete agreement and customer relationships will be amortized over their estimated useful lives of two years and ten years, respectively, commencing June 1, 2020. No amortization was taken for these intangible assets in the year ended May 31, 2020.

NOTE 3 – INTANGIBLES, Continued:

The estimated aggregate amortization expense for each of the succeeding years ending on May 31 are as follows:

Amortization of intangibles for each of the next five years is:

2021	$ 67,500
2022	$ 67,700
2023	$ 42,600
2024	$ 42,600
2025	$ 42,600

Patents - G4 Acquisition. On November 17, 2017, the Company acquired a controlling 51% interest in G4 Products, LLC (“G4”). On December 7, 2018, the Company acquired the remaining 49% interest in G4. G4 owns patents on a device used in stripping buds from plants (the Product). As a result of the acquisition of G4, the Company recorded intangible patent rights of $328,137. In the year ended May 31, 2019, the Company assessed the fair value of the patent rights using an evaluation of expected future revenues and earnings from the intangible patent rights and determined that fair value was $150,000. The Company recorded an impairment expense of $178,137 in the year ended May 31, 2019.

On October 8, 2019, the patents were issued by the United States Patent and Trademark Office (“USPTO”) on the Product and the Company became obligated to pay an additional $100,000 to the inventor under contingent terms of the G4 acquisition agreement (Note 5) which was added to the patents carrying value. Based on the impairment analysis performed during the year ended June 30, 2019, which determined that the fair value of the patent rights was $150,000, the Company recorded an impairment expense of $100,000, leaving the patent rights with a carrying value of $150,000 before amortization.

Domain Names, Non-compete Agreement, and Customer Relationships - Elevated Acquisition. On April 8, 2020, the Company acquired five domain names (including weedfarmsupply.com), a non-compete agreement, customer relationships, and other assets (collectively the “Elevated assets”) from Elevated Ag Solutions, Inc. (“Elevated”). Consideration for the acquisition was 1,400,000 shares of the Company’s common stock. The fair value of the share was calculated based on a 10% discount on the $0.80 trading price of the stock on the date the acquisition was finalized, or $1,008,000. A 10% discount was applied to take into account restrictions on Elevated from selling shares of the stock until January 9, 2021 and then limited in volume of sales for a period time thereafter.

On acquisition date, management estimated that the fair value of each acquired asset as follows:

  Domain names of $25,000: determined by reference to market comparables for similar domain names at $5,000 each.
  Non-compete agreement and customer relationships values of $50,000 and $275,000, respectively: determined by calculating discounted cash flow from expected future revenues and earnings from Weed Farm Supply products using the income approach.

The allocation of the acquisition cost is preliminary, as the valuation of certain components are under review and subject to change.

Total fair value of assets acquired estimated by the Company was $350,000. As a result of management’s assessment, the Company recorded an impairment expense of $658,000 during the year ended May 31, 2020. The impairment was allocated to the non-compete agreement ($107,000) and customer relationships ($551,000) based on relative fair value.

NOTE 4 – RELATED PARTY TRANSACTIONS

Related party advances represent funds advanced to the Company for working capital. At May 31, 2020 and 2019, respectively, the Company had advances from related parties and balances due for expenses paid on behalf of the Company. These amounts are not subject to repayment terms, bear no interest, and are expected to be repaid to the related parties in common stock at a future date. These related party transactions and balances are set out in the following tables.

	Additions During the			Related Party
	Year Ended May 31, 2020			Advances at
	Advances	Expenses	Total	May 31, 2020
Related Parties
Patrick Bilton, Chief Executive Officer and Director	$277,959	$—	$277,959	$726,414
David Tobias, Director	5,000	—	5,000	80,553
Jerry Cornwell, Director	6,500	819	7,319	23,015
Total for related parties	$289,459	$819	$290,278	$829,982

	Additions During the			Related Party
	Year Ended May 31, 2019			Advances at
	Advances	Expenses	Total	May 31, 2020
Related Parties
Patrick Bilton, Chief Executive Officer and Director	$401,000	$47,455	$448,455	$448,455
David Tobias, Director	50,000	—	50,000	75,553
Jerry Cornwell, Director	—	—	—	15,696
Brad Herr, Chief Financial Officer	—	—	—	—
Total for related parties	$451,000	$47,455	$498,455	$539,704

At May 31, 2020 and 2019, the Company had common stock payable of $-0- and $75,000, respectively, payable to related parties.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The agreement for the acquisition of G4 included earn-out provisions that provide for the seller to “earn-out” additional compensation dependent upon product sales. The earn-out provisions are applicable to sales of G4’s products for calendar years 2018-2020. The earn-out compensation due is based upon a calculation of sales of G4’s products less the Company’s original investment in G4. To date, no earn out provisions have been earned by the prior owner of G4. In order for earnout compensation to be due in calendar year 2020, total sales of the debudder products would need to exceed $344,000. Total sales of debudder products through August 31, 2020 were approximately $40,500 and are not expected to exceed $100,000 for the calendar year. If any earnout is due based on sales in calendar year 2020, the earnout will be paid in common stock of the Company in accordance with the agreement.

NOTE 5 – COMMITMENTS AND CONTINGENCIES, Continued:

The G4 acquisition agreement also contained provisions for additional consideration of $100,000, payable in shares of the Company’s common stock, when the related patent become issued. On October 8, 2019 the patents were issued by the USPTO to G4 and the Company recorded $100,000 as stock payable. The amount was also added to intangible assets – patents (see Note 3). The Company expects to issue shares to satisfy the stock payable balance during the year ending May 31, 2021.

In connection with the acquisition of the domain names, non-compete and customer relationships referred to as the Elevated acquisition, the Company agreed to adjust one half of the shares of common stock issued to Elevated (700,000) if the trading price of the Company’s common stock drops below an average of $0.25 per share during the thirty days ended January 9, 2021. Pursuant to the acquisition agreement, the initial value of the 700,000 shares was based on $0.25 per share or $175,000. If the average price is below $0.25, the Company will issue an incremental number of shares to bring the same value of the shares originally issued which was $175,000.

As part of the Elevated acquisition, the Company agreed to provide Elevated with additional “earn-out” compensation dependent upon gross margin dollars received from Weed Farm Supply product sales in 2020 and 2021. The earn-out compensation due is based upon a sliding scale with a minimum of $100,000 due in 2020 if gross margin dollars equal at least $125,000 and a maximum of $400,000 due if gross margin dollars equal at least $500,000. For 2021, the minimum earn-out compensation will be $125,000 if gross margin dollars equal at least $250,000 and maximum earn-out compensation will be $500,000 if gross margin dollars exceed $1,000,000. To August 31, 2020 in calendar year 2020, gross margin dollars generated from Weed Farm Supply product sales are less than $25,000. Gross margin dollars from Weed Farm Supply product sales are not expected to exceed $50,000 for calendar year 2020. If any earnout is due based on gross margin dollars in calendar years 2020 and 2021, the earn-out will be paid in common stock of the Company in accordance with the agreement.

NOTE 6 – SHARE CAPITAL

The authorized capital of the Company consists of 50,000,000 common shares with a par value of $0.0001 per share, and 5,000,000 preferred shares with a par value of $0.0001 per share.

During the years ended May 31, 2020 and 2019, shares of common stock were issued to related and non-related parties for acquisitions, and services. The following tables breaks out the issuances by type of transaction and by related and non-related parties:

NOTE 6 – SHARE CAPITAL, Continued:

Year Ended May 31, 2020	Services		Acquisitions		Total
Shares Issued for Stock Payable	Shares	Value	Shares	Value	Shares	Value
Related Parties	300,000	$75,000	—	$—	300,000	$75,000
Unrelated Parties	208,500	52,125	—	—	208,500	52,125
Total Shares for Stock Payable	508,500	127,125	—	—	508,500	127,125
Shares Issued for Acquisitions
Unrelated Parties	—	—	1,400,000	1,008,000	1,400,000	1,008,000
Shares Issued for Services
Related Parties
Patrick Bilton, CEO and Director	1,080,001	413,000	—	—	1,080,001	413,000
David Tobias, Director	120,000	41,000	—	—	120,000	41,000
Jerry Cornwell, Director	120,000	41,000	—	—	120,000	41,000
Brad Herr, CFO	240,000	93,000	—	—	240,000	93,000
Total for Related Parties	1,560,001	588,000	—	—	1,560,001	588,000
Unrelated Parties	665,634	256,176	—	—	665,634	256,176
Total Shares for Services	2,225,635	844,176	—	—	2,225,635	844,176
Aggregate Totals	2,734,135	$971,301	1,400,000	$1,008,000	4,134,135	$1,979,301

Year Ended May 31, 2019	Services		Acquisitions		Total
	Shares	Value	Shares	Value	Shares	Value
Shares Issued for Acquisitions
Unrelated Parties	—	$—	80,000	$20,000	80,000	$20,000
Shares Issued for Services
Related Parties
Patrick Bilton, CEO and Director	560,000	140,000	—	—	560,000	140,000
Brad Herr, CFO	120,000	30,000	—	—	120,000	30,000
Total for Related Parties	680,000	170,000	—	—	680,000	170,000
Unrelated Parties	400,000	100,000	—	—	400,000	100,000
Total Shares for Services	1,080,000	270,000	—	—	1,080,000	270,000
Aggregate Totals	1,080,000	$270,000	80,000	$20,000	1,160,000	$290,000

At May 31, 2020 and 2019, the Company had common stock payable of $100,000 and $127,125, respectively. The balance at May 31, 2020 relates to shares issuable to the prior owners of G4 in accordance with patent approval in the year ended May 31, 2020 (Note 5). The balance at May 31, 2019 related to shares issuable for services rendered and included $75,000 payable to related parties.

In determining the fair value of the shares of common stock issued for services and acquisitions after February 20, 2020, the Company used the trading price of its common stock as listed on the OTCQB. The OTCQB is an active market which is considered a Level 1 input under fair value measurement accounting guidance. Prior to that date, the Company’s common stock was not traded on an active market and third-party trading volumes were low. Shares issued prior to February 20, 2020 were valued at the most recent cash sale of the common stock of $0.25 which is considered a Level 2 input.

NOTE 7 – INCOME TAXES

The Company did not recognize a tax provision or benefit for the years ended May 31, 2020 and 2019 due to ongoing net losses and a valuation allowance. At May 31, 2020, the Company had net deferred tax assets which will not be realized and are fully reserved by valuation allowances.

The components of the Company’s net deferred tax assets at May 31 are as follows:

	2020	2019
Deferred tax asset:
Net operating loss carryforward	$687,163	$428,522
Non-deductible impairment expenses	196,589	37,409
Total deferred tax assets	883,752	465,931
Valuation allowance	(883,752)	(465,931)
Net deferred tax assets	$—	$—

At May 31, 2020, the Company had approximately $3,272,000 of Federal net operating losses available to carryforward. These net operating losses will expire in various amounts from 2035 through 2038, with the exception of approximately $2,166,000, which do not expire but future usage of which is limited to 80% of taxable income in the year of usage.

The reconciliation of the federal income tax rate and the Company’s tax provision (benefit) is as follows:

	2020		2019
Provision (benefit) computed using the statutory rate	$(412,372)	(21)%	$(202,077)	(21)%
Change in prior year estimates	(5,449)	0%	—	0%
Change in valuation allowance	417,821	21%	202,077	21%
Total income tax provision (benefit)	$—	0%	$—	0%

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized. The Company is subject to possible tax examinations for the fiscal years 2016 through 2019. Prior year tax attributes could be adjusted by taxing authorities. If applicable, the Company will deduct interest and penalties as interest expense on the financial statements.

NOTE 8 – REVENUE

The Company product revenue is generated though sales of its debudder products and the newly acquired soil products offered through the Weed Farm Supply division. The Company’s customers, to which trade credit terms are extended, consist almost exclusively of domestic companies. The following table sets out product sales for the years ended May 31, 2020 and 2019.

NOTE 8 – REVENUE, Continued:

	May 31,
	2020	2019
Debudder Products	$129,975	$72,654
Soil Products	172,249	—
Shipping	25,667	—
Total revenue	$327,891	$72,654

All sales were domestic except for $33,593 during the year ended June 30, 2019 which were international.

Sales of product to significant customers were as follows for the years ended May 31, 2020 and 2019:

	May 31,
Customer Concentrations	2020	2019
Debudder sales
Customer A	$44,197	$—
Customer B		39,061
Customer C		19,246
Soil sales
Customer D	81,300	—
Customer E	38,080	—
Totals	$163,577	$58,307
% of Total Revenues	50%	80%

As of May 31, 2020, there were $18,706 of accounts receivable from one of the Company’s three primary customers. As of May 31, 2019, there were $3,234 of accounts receivable from the Company’s two primary customers.

NOTE 8 – REVENUE, Continued:

Pursuant to the agreement for the acquisition of the Elevated assets (Note 3), the Company is obligated to pay Elevated a percentage of monthly gross profit earned on the sale of products included in the Elevated asset acquisition. The percentage payable is based on the following sliding scale:

If Monthly Gross Margin is:	And Gross Margin as a percentage of sales is:	% of Gross Margin allocation
Elevated	MJHI
$350,000 or less:
Less than 15%	70%	30%
Between 15% and 40%	65	35
Greater than 40%	60	40
$350,001 to $700,000:
Less than 15%	60	40
Between 15% and 40%	60	40
Greater than 40%	55	45
$700,001 to $1,000,000
Less than 15%	50	50
Between 15% and 40%	55	45
Greater than 40%	50	50
Greater than $1,000,000
Less than 15%	40	60
Between 15% and 40%	50	50
Greater than 40%	45	55

During the year ended May 31, 2020, a total of $20,473 was recognized as additional cost of sales under this agreement. At May 31, 2020, there were no amounts due to Elevated pursuant to this obligation.

NOTE 9 – IMPACT OF COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in the United States and Worldwide. As of May 31, 2020 and through the date of filing of this Form 10-K, the disruption did not materially impact the Company’s financial statements.

The effects of the continued outbreak of COVID-19 and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company, including our ability to operate. As of September 10, 2020, there were no material adverse impacts to the Registrants’ operations due to COVID-19.

The economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets. Management evaluated these impairment considerations and determined that no such impairments occurred as of May 31, 2020.