Form 10-Q
period 2020-08-31
MJ Harvest, Inc.
filed 2020-10-19
CIK 1789330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: August 31, 2020
or
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

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered.
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

The number of shares of the issuer's Common Stock outstanding as of October 15, 2020, is 22,892,874.

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

Results of Operations

Three Months Ended August 31, 2020 compared with the Three Months Ended August 31, 2019

The narrative comparison of results of operations for the three-month periods ended August 31, 2020 and 2019, is based on the following table.

	Three Months Ended
	A	B	B-A
	August 31, 2019	August 31, 2020	Change
REVENUE	$20,960	$106,046	$85,086
COST OF REVENUE	12,444	92,549	80,105
Cost of revenue as a % of total revenue	59%	87%	28%
Gross Profit	8,516	13,497	4,981
Gross profit as a % of revenue	41%	13%	-28%
OPERATING EXPENSES
Officer and director compensation	150,000	130,000	(20,000)
General and administrative	34,856	18,819	(16,037)
Professional fees and contract services	104,959	95,682	(9,277)
Total operating expenses	289,815	244,501	(45,314)
NET LOSS FROM OPERATIONS	(281,299)	(231,004)	50,295

Revenues increased substantially a result of additional product sales attributable to the acquisition of assets from Elevated Ag Solutions, Inc. (“Elevated”) at the start of our fiscal fourth quarter ending May 31, 2020. While the Elevated acquisition increased our revenue flow, the margins on these transactions were small and we saw a corresponding increase in cost of sales. The net effect of the added business was a small increase in the dollar amount of our gross profit, but a 28% decrease in the gross profit as a percentage of revenue. Following the end of our first quarter ending August 31, 2020, management reviewed the Elevated acquisition, business recorded to date, and the prospects for future success from this line of business. Management also reviewed the representations made by Elevated at the time of the acquisition, and the manner in which the transactions were carried out in the Quarters ending May 31, 2020 and August 31, 2020.

Based on this review and evaluation, management has concluded that the Elevated business was not what was represented at the time of the acquisition, was not likely to ever operate profitably without significant revisions to operating methods and changes in personnel, and was likely to create significant business questions and concerns should it be continued. Accordingly, management has elected to cease doing the business acquired from Elevated and we have tendered all of the domain names and intangible assets acquired back to Elevated. The Company and Elevated are currently discussing an unwinding agreement, including taking steps to cancel some or all of the shares issued by the Company to Elevated for the acquisition, return by the Company of domains and intangible assets to Elevated, release of the covenant not to compete, assignment of an exclusive distributorship obtained by the Company after the acquisition over to Elevated, and mutual releases of any further obligations by each party to the other. An initial offer of settlement from the Company to Elevated was rejected by Elevated and it is uncertain if a settlement agreement can be reached. The Company is evaluating its options should settlement not be possible. Additional information including write off or impairment of the intangible assets will be reported when the settlement is finalized.

As a result of the discontinuation of the Elevated business, revenues and cost of revenues in future periods will be significantly reduced, and gross profit as a percentage of revenue is likely to increase. The overall effect on continuing operations, however, is not likely to be significant. Depending on the resolution reached, the Company also report a one time loss on discontinued operations, but the amount of the loss, if any, cannot be determined at this time.

Total operating expenses decreased in the current period due to reductions in officer and director compensation, general and administrative expenses, and professional fees and contract services. Officer and director compensation decreased due to elimination of a catch-up payment that management authorized in the quarter ended August 31, 2019 that did not reoccur in the current period. General and administrative expenses and professional fees and contract services decreased in 2020 compared to 2019 due to tightened spending controls, shifting more of the general and administrative costs to contractors and contracted officers, and a reduction in professional fees for intellectual property matters following issuance of patents in October of 2019.

Net loss from operations decreased in 2020 compared 2019 and reflects management’s efforts to tighten operational controls as we focus on building the business through acquisitions anticipated in the coming periods.

Liquidity and Capital Resources

Cash flow used in operating activities for the three-month period ended August 31, 2020 was $90,811 compared to $126,585 in the comparable period 2019. During the period, our total cash decreased by $24,811. Cash to fund the negative cash flow from operations was derived primarily from proceeds of advances from related parties totaling $66,000.

The Company continues to make progress in growing sales of its existing product line, but the business is not yet sufficient to support our current operating structure. We added the Elevated product line in hopes that this would begin to address this issue, but as noted above, we are now in the process of discontinuing the Elevated business. We continue to seek out potential acquisition candidates and distributorships and hope to see continuing growth in sales in the coming periods. The Company is currently reliant on funding through advances from related parties, but no assurances can be given that such funding will continue to be available in future periods.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses from operations of $231,004 and $281,299 for the three-month periods ended August 31, 2020 and 2019, respectively, and had an accumulated deficit of $4,413,398 as of August 31, 2020.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  It will be important for the Company to succeed in its efforts to raise capital in this manner to further its business plan in an aggressive manner.  Raising additional capital may cause dilution to current shareholders.

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

Management of the Company believes that these material weaknesses are due primarily to the small size of the company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As the Company grows, management expects to increase the number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended August 31, 2020 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings, and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended August 31, 2020, the board of directors did not issue any shares of common stock. The Board did authorize issuance of an aggregate of 647,857 shares of unregistered common shares to three non-related parties (122,857 shares) and four related parties that were officers and/or directors (525,000 shares) in exchange for services rendered to the Company.  The shares to be issued are valued at $0.20 per share which was the closing price of the common stock in the OTCQB market on the date the shares became issuable (September 1, 2020).  The shares, when issued will be exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the recipients of the shares are persons closely associated with the Company and the issuance of the shares will not involve any public offering.

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

Date:  October 19, 2020

By: /s/ Patrick Bilton
Patrick Bilton, Principal Executive Officer
By: /s/ Brad E. Herr
Brad E. Herr, Chief Financial Officer and Principal Financial Officer

MJ Harvest, Inc.

MJ HARVEST, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	August 31,	May 31,
	2020	2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,532	$32,343
Accounts receivable	24,140	19,216
Vendor deposits	-	20,000
Inventory	28,470	32,840
Total current assets	60,142	104,399

NON-CURRENT ASSETS:
Fixed assets, net	14,619	15,879
Finite-lived intangible assets, net	448,959	465,834
Indefinite-lived intangible assets, net	25,000	25,000
Total non-current assets	488,578	506,713

Total Assets	$548,720	$611,112

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other current liabilities	$70,902	$97,861
LONG-TERM LIABILITIES:
Common stock payable	229,571	100,000
Advances from related parties	895,982	829,982
Total long-term liabilities	1,125,553	929,982

Total Liabilities	1,196,455	1,027,843

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.0001, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value per share, 50,000,000 shares authorized, 22,892,874 and 22,892,874 issued and
outstanding, respectively	2,289	2,289
Additional paid-in capital	3,763,374	3,763,374
Accumulated deficit	(4,413,398)	(4,182,394)
Stockholder's equity before non-controlling interest Total stockholders' deficit	(647,735)	(416,731)
Total Liabilities and Stockholders' Deficit	$548,720	$611,112

The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	August 31,	August 31,
	2020	2019

REVENUE	$106,046	$20,960
COST OF REVENUE	92,549	12,444
Gross profit	13,497	8,516

OPERATING EXPENSES:
Officer and director compensation	130,000	150,000
General and administrative	18,819	34,856
Professional fees and contract services	95,682	104,959
Total operating expenses	244,501	289,815

NET LOSS FROM OPERATIONS	$(231,004)	$(281,299)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - Basic and diluted	22,892,874	18,777,924

The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(unaudited)

FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2020 AND 2019

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES, May 31, 2019	18,758,739	$1,876	$1,784,486	$(2,218,719)	$(432,357)
Shares issued for compensation	353,000	35	88,215	-	88,250
Net loss for the three months ended August 31, 2019	-	-	-	(281,299)	(281,299)
BALANCES, August 31, 2019	19,111,739	$1,911	$1,872,701	$(2,500,018)	$(625,406)

BALANCES, May 31, 2020	22,892,874	$2,289	$3,763,374	$(4,182,394)	$(416,731)
Net loss for the three months ended August 31, 2020	-	-	-	(231,004)	(231,004)
BALANCES, August 31, 2020	22,892,874	$2,289	$3,763,374	$(4,413,398)	$(647,735)

The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	August 31,	August 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(231,004)	$(281,299)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	18,135	1,260
Share based compensation to be issued	129,571	152,625
Changes in operating assets and liabilities:
Accounts receivable	(4,924)	(3,521)
Vendor deposits	20,000	480
Inventory	4,370	2,642
Accounts payable and other current liabilities	(26,959)	1,228
NET CASH (USED IN) OPERATING ACTIVITIES	(90,811)	(126,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances by related parties	66,000	124,959
NET CASH PROVIDED BY FINANCING ACTIVITIES	66,000	124,959

NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,811)	(1,626)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,343	13,592

CASH AND CASH EQUIVALENTS END OF PERIOD	$7,532	$11,966

Non-cash financing and investing activities:
Shares issued for common stock payable	$-	$88,250

The accompanying notes are an integral part of these consolidated financial statements.

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

On April 8, 2020, the Company finalized acquisition from Elevated Ag Solutions, Inc. (“Elevated”) of several domain names, a non-compete agreement, and customer relationships and began selling a broad range of products, including soils and soil enhancements, through www.weedfarmsupply.com. The Elevated business is operated through Agro. See Note 8 – Subsequent Events.

Basis of Presentation and Consolidation

The Company’s fiscal year-end is May 31. The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended August 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2021.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended May 31, 2020 in the Form 10-K as filed with the Securities and Exchange Commission.

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries Agro, G4, and Agro Canada. All subsidiaries were wholly owned in the periods presented. All intercompany transactions have been eliminated.

Going Concern

The Company has an accumulated deficit of $4,413,398 which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, Continued:

The intangible assets owned by G4, consisting of patents and other intangible assets relating to the Debudder Products, serve as a building block for the Company’s efforts to grow revenues. In the year ended 2020, the Company generated operating revenue from the Debudder Products but the level of revenue from the current product line has not been sufficient to support profitable operations to date.

On March 8, 2020, the Company closed on the acquisition of several domain names, including www.weedfarmsupply.com, and entered into distribution agreements for a range of soil and soil additive products. With this acquisition, the Company added soil products to its www.procannagro,com website and assumed operations of the new web site, www.weedfarmsupply.com. The Company distributed the soil products during the current quarter at a loss and has elected to discontinue operations of the soil distribution business in the quarter ending November 30, 2020. See Note 8 – Subsequent Events. The Company continues to seek other products to expand its product lines and build its distribution business, and is also pursuing merger and acquisition opportunities.

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

New Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The update modifies the disclosure requirements for recurring and nonrecurring fair value measurements, primarily those surrounding Level 3 fair value measurements and transfers between Level 1 and Level 2. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Adoption of this update as of June 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

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

Inventory

Inventory consists of purchased products and are stated at the lower of cost or net realizable value, with cost being determined using the average cost method. Allowances for obsolete inventory are recognized when the inventory is determined to be unsalable through the normal course of business. Inventory consists of our debudder products in 5-gallon bucket lid and edge models. The Company does not presently stock soil products and has no inventory on hand of these products.

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, Continued:

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

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, potentially dilutive common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. During the periods ended August 31, 2020 and May 31, 2020, the Company had no common stock equivalents outstanding.

Share-Based Payments

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the common stock issued and recognized when the board of directors authorizes the issuance.

NOTE 2 – FIXED ASSETS

Fixed assets consisted of the following at August 31, 2020 and May 31, 2020:

	August 31,	May 31,
Property & Equipment	2020	2020
Equipment - production molds	$25,109	$25,109
Less: Accumulated amortization	(10,490)	(9,230)
Net Equipment	$14,619	$15,879

Depreciation expense for the three-months ended August 31, 2020 and 2019 was $1,260 and $1,260, respectively.

NOTE 3 - INTANGIBLE ASSETS

The Company’s intangible assets consist of both finite and indefinite lived assets. Finite-lived assets include patent rights acquired in the acquisition of G4, a non-compete agreement, and customer relationships acquired in the Elevated transaction. The Company’s sole indefinite lived asset are five domain names acquired in the Elevated transaction. Both acquisitions are described below. At August 31, 2020 and May 31, 2020, intangibles assets are:

	August 31,	May 31,
Intangibles	2020	2020
Finite lived intangibles
Patents	$250,000	$250,000
Less: Impairment of patents	(100,000)	(100,000)
	150,000	150,000
Less: accumulated amortization	(12,916)	(12,916)
Patents, net	137,084	137,084
Non-compete agreement	157,000	157,000
Less: Impairment of non-compete	(107,000)	(107,000)
	50,000	50,000
Less: accumulated amortization	(6,900)	—
Non-compete agreement, net	43,100	50,000
Customer relationships	826,000	826,000
Less: Impairment of relationships	(551,000)	(551,000)
	275,000	275,000
Less: accumulated amortization	(6,225)	—
Customer relationships, net	268,775	275,000
Total finite lived intangibles	448,959	462,084
Indefinite lived intangibles
Domain names	25,000	25,000
Total intangibles	$473,959	$487,084

Amortization of intangibles for each of the next five years is:
2021	$ 67,500
2022	$ 67,700
2023	$ 42,600
2024	$ 42,600
2025	$ 42,600

Amortization expense for the three-months ended August 31, 2020 and 2019 was $16,875 and $-0-, respectively. The patents are amortized over their useful lives of ten years. The intangible non-compete agreement and customer relationships are being amortized over their estimated useful lives of two years and ten years, respectively, commencing June 1, 2020. See Note 8 – Subsequent Events regarding changes in the status of the intangible assets acquired from Elevated.

NOTE 4 – RELATED PARTY TRANSACTIONS

At August 31, 2020 and May 31, 2020, the Company had advances from related parties totaling $895,982 and $829,982 respectively. These amounts are classified as long-term liabilities as it is anticipated they will be settled with shares of the Company’s common stock. These amounts consisted of the following:

	Additions During the			Related Party
	Year Ended May 31, 2020			Advances at
	Advances	Expenses	Total	May 31, 2020
Related Parties
Patrick Bilton, Chief Executive Officer and Director	$ 277,959	$ -	$ 277,959	$ 726,414
David Tobias, Director	5,000	-	5,000	80,553
Jerry Cornwell, Director	6,500	819	7,319	23,015
Total for related parties	$ 289,459	$ 819	$ 290,278	$ 829,982

	Additions During the			Related Party
	Three Months Ended August 31, 2020			Advances at
	Advances	Expenses	Total	August 31, 2020
Related Parties
Patrick Bilton, Chief Executive Officer and Director	$ 65,000	$ -	$ 65,000	$ 791,414
David Tobias, Director	-	-	-	80,553
Jerry Cornwell, Director	1,000	-	1,000	24,015
Brad Herr, Chief Financial Officer	-	-	-	-
Total for related parties	$ 66,000	$ -	$ 66,000	$ 895,982

Included in common stock payable at August 31, 2020 and May 31, 2020, are amount due to related parties of $105,000 and $-0-, respectively. These related party amounts at August 31, 2020 consisted of the following: Patrick Bilton, CEO and Director - $70,000; Brad Herr, CFO - $15,000; David Tobias, Director - $10,000; and Jerry Cornwell, Director - $10,000.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The agreement for the acquisition of G4 included earn-out provisions that provide for the seller to “earn-out” additional compensation dependent upon product sales. The earn-out provisions are applicable to sales of G4’s products for calendar years 2018-2020. The earn-out compensation due is based upon a calculation of sales of G4’s products less the Company’s original investment in G4. To date, no earn out compensation has been earned by the prior owner of G4. In order for earnout compensation to be due in calendar year 2020, total sales of the debudder products would need to exceed $344,000. Total sales of debudder products from January 1, 2020 through August 31, 2020 were approximately $65,000 and are not expected to exceed $175,000 for the calendar year. If any earnout is due based on sales in calendar year 2020, the earnout will be paid in common stock of the Company in accordance with the agreement.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES, Continued:

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

As part of the Elevated acquisition, the Company agreed to provide Elevated with additional “earn-out” compensation dependent upon gross margin dollars received from Weed Farm Supply product sales in 2020 and 2021. The earn-out compensation due is based upon a sliding scale with a minimum of $100,000 due in 2020 if gross margin dollars equal at least $125,000 and a maximum of $400,000 due if gross margin dollars equal at least $500,000. For 2021, the minimum earn-out compensation will be $125,000 if gross margin dollars equal at least $250,000 and maximum earn-out compensation will be $500,000 if gross margin dollars exceed $1,000,000. To August 31, 2020 in calendar year 2020, gross margin dollars generated from Weed Farm Supply product sales are less than $25,000. Gross margin dollars from Weed Farm Supply product sales are not expected to exceed $50,000 for calendar year 2020. If any earnout is due based on gross margin dollars in calendar years 2020 and 2021, the earn-out will be paid in common stock of the Company in accordance with the agreement. See Note 8 – Subsequent Events regarding changes in the status of the Elevated transaction.

NOTE 6 – SHARE CAPITAL

In the three-month period ended August 31, 2020, no shares were issued as compensation for services rendered during the period. The Company had an aggregate of $229,571 of common stock payable as of August 31, 2020 which is comprised of the following:

Three months ended August 31, 2020
	Shares Issuable at August 31, 2020
	Issuances Related to Prior Period Activity		Current Period Services		Total
	Shares	Value	Shares	Value	Shares	Value
Related Parties
Patrick Bilton	-	$ -	350,000	$ 70,000	350,000	$ 70,000
David Tobias	-	-	50,000	10,000	50,000	10,000
Jerry Cornwell	-	-	50,000	10,000	50,000	10,000
Brad Herr	-	-	75,000	15,000	75,000	15,000
Total for related parties	-	$ -	525,000	$ 105,000	525,000	$ 105,000

Unrelated Parties	400,000	$ 100,000	122,857	$ 24,571	522,857	$ 129,571

Aggregate Totals	400,000	$ 100,000	647,857	$ 129,571	1,047,857	$ 234,571

In the three-month period ended August 31, 2019, shares were issued and issuable for common stock payable and services in the amounts set forth in the following table.

NOTE 6 – SHARE CAPITAL, Continued:

	Three months ended August 31, 2019
	Shares issued in the Period for:						Shares Issuable at August 31, 2019
	Common Stock Payable		Services		Total		Services in Prior Period		Current Period Services		Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Related Parties
Patrick Bilton	160,000	$ 40,000	13,333	$ 3,333	173,333	$ 43,333	80,000	$ 20,000	286,667	$ 71,667	366,667	$ 91,667
David Tobias	-	-	13,334	3,334	13,334	3,334	-	-	46,666	11,667	46,666	11,667
Jerry Cornwell	-	-	13,334	3,333	13,334	3,333	-	-	46,666	11,666	46,666	11,666
Brad Herr	40,000	10,000	-	-	40,000	10,000	20,000	5,000	60,000	15,000	80,000	20,000
Total for related parties	200,000	$ 50,000	40,001	10,000	240,001	$ 60,000	100,000	$ 25,000	439,999	$ 110,000	539,999	$ 135,000

Unrelated Parties	112,999	$ 28,250	-	$ -	112,999	$ 28,250	95,501	$ 23,875	130,500	$ 32,625	226,001	$ 56,500

Aggregate Totals	312,999	$ 78,250	40,001	$ 10,000	353,000	$ 88,250	195,501	$ 48,875	570,499	$ 142,625	766,000	$ 191,500

NOTE 7 – REVENUE

The Company product revenue is generated though sales of its debudder products and, since April 2020, soil products offered through the Weed Farm Supply division. The Company’s customers, to which trade credit terms are extended, consist almost exclusively of domestic companies. The following table sets out product sales for the three-months ended August 31, 2020 and 2019.

	Three-months ended August 31,
	2020	2019
Debudder Products	$ 30,829	$ 20,960
Soil Products	75,217	-
Total revenue	$ 106,046	$ 20,960

All sales were domestic except for $550 in the three-months ended August 31, 2020 which were international.

Sales of product to significant customers were as follows for the three month periods ended August 31, 2020 and 2019:

	Three-months ended August 31,
Customer Concentrations	2020	2019
Debudder sales
Customer A	$ 14,030	$ -
Customer B	14,400	-
Customer C		14,750
Soil sales
Customer D	44,197	-
Totals	$ 72,627	$ 14,750
% of Total Revenues	53%	70%

NOTE 7 – REVENUE, Continued:

As of August 31, 2020 and 2019, there were $24,140 and $9,875, respectively, of accounts receivable from the Company’s primary customers.

Pursuant to the agreement for the acquisition of the Elevated assets (Note 3), the Company is obligated to pay Elevated a percentage of monthly gross profit earned on the sale of products included in the Elevated asset acquisition. The percentage payable is based on a sliding scale. During the three-month period ended August 31, 2020, a total of $66,242 was recognized as cost of sales under this agreement. During the three-month ended August 21, 2020, no amounts were earned by Elevated pursuant to this agreement. See Note 8 – Subsequent Events.

NOTE 8 – SUBSEQUENT EVENTS

As previously disclosed, the Company acquired certain assets consisting of domain names, a covenant not to compete, and other intangible assets from Elevated. The acquisition closed on April 8, 2020 and since the closing, the Company has been pursuing sales and distribution of soil products through the acquired website, weedfarmsupply.com. In late September 2020, management reviewed the progress of the weedfarmsupply.com business generated to date and the prospects for future success. Management also reviewed the representations made by Elevated at the time of the acquisition, and the manner in which the transactions were carried out in the Quarters ending May 31, 2020 and August 31, 2020. Based on this review and evaluation, management has concluded that the weedfarmsupply.com business acquired was not what was represented at the time of the acquisition, was not likely to ever operate profitably without significant revisions to operating methods and changes in personnel, and was likely to create significant business questions and concerns should it be continued. Accordingly, management has elected to cease doing the weedfarmsupply.com business and the Company has tendered all of the domain names and intangible assets acquired back to Elevated effective October 15, 2020. The Company and Elevated are currently discussing resolution of the matter, including taking steps to cancel some or all of the shares issued by the Company to Elevated for the acquisition, return by the Company of domains and intangible assets to Elevated, release of the covenant not to compete, assignment of an exclusive distributorship obtained by the Company after the acquisition over to Elevated, and mutual releases of any further obligations by each party to the other. An initial offer of settlement from the Company to Elevated was rejected by Elevated and it is uncertain if a settlement agreement can be reached. The Company is evaluating its options should settlement not be possible. There is a possibility that the Company will recognize a write off or an impairment of the intangible assets, which have a total balance of $336,875 at August 31, 2020, in the three month period ending November 30, 2020.