Form 10-Q
period 2020-11-30
MJ Harvest, Inc.
filed 2021-01-19
CIK 1789330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: November 30, 2020
or
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

☐ Yes ☒ No

The number of shares of the issuer's Common Stock outstanding as of January 14, 2021, is 22,087,731.

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

Results of Operations

Three Months Ended November 30, 2020 compared with the Three Months Ended November 30, 2019

The narrative comparison of results of operations for the three-month periods ended November 30, 2020 and 2019 is based on the following table.

	A	B	C
Three Months Ended	November 30, 2020	November 30, 2019	A-B Change	C/B Change %
REVENUE	$ 42,307	$ 67,130	$ (24,823)	-37%
COST OF REVENUE	16,953	24,626	(7,673)	-31%
Cost of revenue as a % of total revenue	40%	37%
Gross Profit	25,354	42,504	(17,150)	-40%
Gross profit as a % of revenue	60%	63%
OPERATING EXPENSES
Officer and director compensation	135,000	112,500	22,500	20%
General and administrative	17,564	17,076	488	3%
Impairment of intangible assets	-	100,000	(100,000)	-100%
Professional fees and contract services	144,171	128,393	15,778	12%
Total operating expenses	296,735	357,969	(61,234)	-17%
NET LOSS FROM CONTINUING OPERATIONS	(271,381)	(315,465)	44,084	-14%

Revenues decreased, primarily as a result of the limited focus on the debudder product marketing effort. In the quarter ended August 31, 2020, management expended considerable time and effort on the soils division which was acquired at the end of our last fiscal year (the “Elevated Acquisition”). We experienced unanticipated difficulties in obtaining adequate and timely sales and product purchase records from the field operator, and these difficulties diverted management attention from the debudder product marketing effort. The lack of attention to marketing in the first quarter was reflected in the decrease in sales in the second quarter. We anticipate that the marketing focus on the debudder products will increase now that the soils division has been discontinued.

The three-month period ended November 30, 2020 does not include any revenues or cost of sales from the Elevated Acquisition. The soils division created out of the Elevated Acquisition was discontinued during the three months ended November 30, 2020.

Total operating expenses decreased in the current period. No impairment expense was recognized in the current quarter compared to an impairment expense of $100,000 in the same period a year earlier. Officer and director compensation increased due to increased director fees in 2020 compared to 2019. General and administrative expenses were consistent between the periods. Professional fees and contract services increased in 2020 compared to 2019 due to expanded marketing efforts relating to the brand building efforts and improving investor awareness of the Company.

Net loss from continuing operations decreased in 2020 compared 2019 primarily due to the reduction of impairment of intangible assets between periods.

Six Months Ended November 30, 2020 compared with the Six Months Ended November 30, 2019

The narrative comparison of results of operations for the six-month periods ended November 30, 2020 and 2019 is based on the following table.

	A	B	C
Six Months Ended	November 30, 2020	November 30, 2019	A-B Change	C/B Change %
REVENUE	$ 73,136	$ 88,090	$ (14,954)	-17%
COST OF REVENUE	30,134	37,070	(6,936)	-19%
Cost of revenue as a % of total revenue	41%	42%
Gross Profit	43,002	51,020	(8,018)	-16%
Gross profit as a % of revenue	59%	58%
OPERATING EXPENSES
Officer and director compensation	265,000	262,500	$ 2,500	1%
General and administrative	36,383	51,932	(15,549)	-30%
Impairment of intangible assets	-	100,000	$ (100,000)	-100%
Professional fees and contract services	239,853	233,352	6,501	3%
Total operating expenses	541,236	647,784	$ (106,548)	-16%
NET LOSS FROM CONTINUING OPERATIONS	(498,234)	(596,764)	98,530	-17%

Revenues from debudder sales decreased, primarily due to the carryover impact of management’s focus in the quarter ended August 31, 2020 on establishing and building the soils division acquired from Elevated, which was subsequently discontinued. The efforts focused on the soils division diverted management’s attention from sales of the debudder products.

Other operating expenses were consistent between periods, with the exception of impairment of intangible assets which decreased in the current six-month period.

Net loss from operations decreased in 2020 compared 2019. The biggest driver in this improvement was from the reduction in impairment of intangible assets.

Discontinued Operations.

After operating the soils division for the three months ended August 31, 2020, management undertook an in-depth assessment of the business and concluded that the soils division was not as represented at the time of the acquisition, was not likely to ever operate profitably without significant revisions to operating methods and changes in personnel and was likely to create significant business questions and concerns should it be continued. Accordingly, management elected to discontinue the business acquired from Elevated. Upon discontinuation of the Elevated business, the Company entered into a settlement and unwinding agreement with Elevated and returned all assets acquired in the transaction to Elevated. Common stock issued in the acquisition, aggregating 1,300,000 shares out of 1,400,000 shares originally issued, will be cancelled, and the Company agreed to pay a $10,000 walk-away fee. The $10,000 walk-away fee is payable in five installments of $2,000 each with the final payment due in early March, 2021. Cancellation of the shares will be registered once the final installment of the walk-away fee is paid. In the aggregate, the Company recognized a loss from discontinued operations of $10,000 in the three and six-month periods ended November 30, 2020.

Operating results for the three and six-month periods from the discontinued operations are reflected in the following table.

OPERATING RESULTS	Three Months	Six Months
	Ended	Ended
	November 30, 2020	November 30, 2020
Revenue	$—	$75,217
Cost of revenue	—	66,243
Amortization	—	13,125
Gross profit	—	(4,151)
Loss on discontinued operations	10,000	10,000
	$(10,000)	$(14,151)

Liquidity and Capital Resources

Cash flow used in operating activities for the six-month period ended November 30, 2020 was $153,329 compared to $167,917 in the comparable period 2019. During the period, our total cash decreased by $27,329. Cash to fund the negative cash flow from operations was derived primarily from proceeds of advances from related parties totaling $126,000.

Our current operations are not sufficient to support the existing infrastructure, much of which is required in order to maintain public company status. We continue to seek out potential acquisition candidates with a focus on acquiring an operating company with scale sufficient to support all aspects of the company’s operations, including the public company infrastructure. The Company is currently reliant on funding through advances from related parties, but no assurances can be given that such funding will continue to be available in future periods.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $512,385 and $596,764 for the six-month periods ended November 30, 2020 and 2019, respectively, and had an accumulated deficit of $4,694,779 as of November 30, 2020.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  It will be important for the Company to succeed in its efforts to raise capital in this manner to further its business plan in an aggressive manner.  Raising additional capital may cause dilution to current shareholders.

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in the United States and Worldwide. To date, the disruption has not materially impacted the Company’s financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to reduced demand could be significantly greater in future periods than in the first quarter.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended November 30, 2020 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings, and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended November 30, 2020, the board of directors authorized issuance of an aggregate of 454,857 shares of unregistered common stock to four non-related parties (279,857 shares) and three related parties that were officers and/or directors (175,000 shares). The shares were issued for common stock payable at August 31, 2020 (296,857 shares) and for services rendered to the Company in the period (158,000 shares).  The shares to be issued are valued at the closing price of the common stock in the OTCQB market on the date the shares became issuable.  The shares, when issued were exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the recipients of the shares are persons closely associated with the Company and the issuance of the shares will not involve any public offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document

3.1	3	Amended and Restated Articles of Incorporation of MJ Harvest, Inc.

3.2*	3	Amended Bylaws of MJ Harvest, Inc.

10.1*	10	Independent Contractor Agreement with Patrick Bilton effective January 1, 2019

10.2*	10	Independent Contractor Agreement with Brad Herr effective January 1, 2019

10.3*	10	Securities Purchase Agreement by and between MJ Harvest, Inc. (fka EM Energy, Inc). and Original Ventures, Inc. dated November 7, 2017

10.4*	10	Securities Purchase Agreement by and between MJ Harvest, Inc. and Original Ventures, Inc. dated December 7, 2018

31.1	31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)

31.2	31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)

32.1	32	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

32.2	32	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

*	Incorporated by reference to Exhibits 3.2, 10.1, 10.2, 10.3, and 10.4 of the Company's Registration Statement on Form S-1 which was declared effective on January 9, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJ Harvest, Inc.

Date:  January 19, 2021

By: /s/ Patrick Bilton
Patrick Bilton, Principal Executive Officer

By: /s/ Brad E. Herr
Brad E. Herr, Chief Financial Officer and Principal Financial Officer

MJ Harvest, Inc.

Contents

Page

FINANCIAL STATEMENTS – (Unaudited):

Consolidated balance sheets	2

Consolidated statements of operations	3

Consolidated statements of changes in stockholders’ deficit	4

Consolidated statements of cash flows	5

Notes to consolidated financial statements	6 - 14

MJ HARVEST, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	November 30,	May 31,
	2020	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,014	$32,343
Accounts receivable	13,235	19,216
Vendor deposits	-	20,000
Inventory	32,077	32,840
Total current assets	50,326	104,399

NON-CURRENT ASSETS:
Fixed assets, net	13,359	15,879
Finite-lived intangible assets, net	133,334	465,834
Indefinite-lived intangible assets, net	-	25,000
Total non-current assets	146,693	506,713
Total Assets	$197,019	$611,112

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other current liabilities	$77,926	$97,861
Payable for discontinued operations (Note 3)	8,000	-
Total Current Liabilities	85,926	97,861

LONG-TERM LIABILITIES:
Common stock payable	158,571	100,000
Payable to related parties for services	140,000	-
Advances from related parties	955,982	829,982
Total long-term liabilities	1,254,553	929,982
Total Liabilities	1,340,479	1,027,843

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.0001, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value per share, 50,000,000 shares authorized, 23,347,731 and 22,892,874 issued and
outstanding, respectively	2,335	2,289
Common stock subject to cancellation on dicontinued
operations (1,300,000 shares) (Note 3)	(336,875)	-
Additional paid-in capital	3,885,859	3,763,374
Accumulated deficit	(4,694,779)	(4,182,394)
Total stockholders' deficit	(1,143,460)	(416,731)
Total Liabilities and Stockholders' Deficit	$197,019	$611,112

The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
	2020	2019	2020	2019

REVENUE	$42,307	$67,130	73,136	$88,090
COST OF REVENUE	16,953	24,626	30,134	37,070
Gross profit	25,354	42,504	43,002	51,020

OPERATING EXPENSES:
Officer and director compensation	135,000	112,500	265,000	262,500
General and administrative	17,564	17,076	36,383	51,932
Impairment of intangible assets	-	100,000	-	100,000
Professional fees and contract services	144,171	128,393	239,853	233,352
Total operating expenses	296,735	357,969	541,236	647,784

NET LOSS FROM CONTINUING OPERATIONS	(271,381)	(315,465)	(498,234)	(596,764)

LOSS FROM DISCONTINUED OPERATIONS
Operating loss on discontinued operations	-	-	(4,151)	-
Loss on discontinued operations	(10,000)	-	(10,000)	-
NET LOSS FROM DISCONTINUED OPERATIONS	(10,000)	-	(14,151)	-

NET LOSS	$(281,381)	$(315,465)	$(512,385)	$(596,764)

NET LOSS PER COMMON SHARE - Basic and diluted
From continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)
From discontinued operations	(0.00)	-	(0.00)	-
Total	$(0.01)	$(0.02)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - Basic and diluted	22,997,841	19,538,464	22,945,071	19,156,116

The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(unaudited)

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2020 AND 2019
			Additional
	Common Stock		Paid-In	Accumulated
Three Month	Shares	Amount	Capital	Deficit	Total
BALANCES, August 31, 2019	19,111,739	$1,911	$1,872,701	$(2,500,018)	$(625,406)
Shares issued for compensation	740,500	75	185,050	-	185,125
Shares issued for common stock payable	155,500	15	38,860	-	38,875
Net loss	-	-	-	(315,465)	(315,465)
BALANCES, November 30, 2019	20,007,739	2,001	2,096,611	(2,815,483)	(716,871)

BALANCES, August 31, 2020	22,892,874	$2,289	$3,763,374	$(4,413,398)	$(647,735)
Shares issued for compensation	158,000	16	62,944	-	62,960
Shares issued for common stock payable	296,857	30	59,541	-	59,571
Net loss	-	-	-	(281,381)	(281,381)
BALANCES, November 30, 2020	23,347,731	2,335	3,885,859	(4,694,779)	(806,585)

Six Month
BALANCES, May 31, 2019	18,758,739	$1,876	$1,784,486	$(2,218,719)	$(432,357)
Shares issued for compensation	1,093,500	110	273,265	-	273,375
Shares issued for common stock payable	155,500	15	38,860	-	38,875
Net loss	-	-	-	(596,764)	(596,764)
BALANCES, November 30, 2019	20,007,739	2,001	2,096,611	(2,815,483)	(716,871)

BALANCES May 31, 2020	22,892,874	2,289	3,763,374	(4,182,394)	(416,731)
Shares issued for compensation	454,857	46	122,485	-	122,531
Net loss	-	-	-	(512,385)	(512,385)
BALANCES, November 30, 2020	23,347,731	$2,335	$3,885,859	$(4,694,779)	$(806,585)

   The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	November 30,	November 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(512,385)	$(596,764)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	23,145	4,186
Share based compensation	122,531	185,125
Common stock payable for compensation	58,571	118,500
Payable to related party for services	140,000	-
Impairment of intangible asset	-	100,000
Changes in operating assets and liabilities:
Accounts receivable	5,981	9,091
Vendor deposits	20,000	480
Inventory	763	11,910
Payable for discontinued operations	8,000	-
Accounts payable and other current liabilities	(19,935)	(445)
NET CASH (USED IN) OPERATING ACTIVITIES	(153,329)	(167,917)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances by related parties	126,000	165,959
NET CASH PROVIDED BY FINANCING ACTIVITIES	126,000	165,959

NET CHANGE IN CASH AND CASH EQUIVALENTS	(27,329)	(1,958)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,343	13,592

CASH AND CASH EQUIVALENTS END OF PERIOD	$5,014	$11,634

Non-cash financing and investing activities:
Shares issued for common stock payable	$59,571	$127,125
Shares payable for intangible assets	$-	$100,000
Shares to be cancelled on disconitnued operations (Note 3)	$336,875	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

MJ Harvest, Inc. (the “Company”), develops, acquires, and distributes agricultural and horticultural tools and implements for sale primarily to growers and operators in the hemp and cannabis retail industry. In 2017, the Company acquired a 51% interest in G4 Products LLC, (“G4”) which owns the intellectual property for a manual debudder product line marketed under the Original 420 Brand as the Debudder Bucket Lid and Edge. The Company organized AgroExports LLC (“Agro”) to serve as the domestic and international distribution arm for sales of agricultural and horticultural tools and implements, and created www.procannagro.com for online sales.

In September 2018, the Company changed its name to MJ Harvest, Inc. The articles of incorporation with the State of Nevada were amended and restated to reflect the name change with an effective date of September 18, 2018.

On December 7, 2018, the Company acquired the remaining 49% of G4, making it a wholly owned subsidiary. On April 10, 2019, the Company formed AgroExports.CA ULC (“Agro Canada”), a wholly owned Canadian subsidiary in order to facilitate online payments from sales in Canada. Sales in Canada are currently serviced through a fulfillment center in Toronto.

On April 8, 2020, the Company finalized an acquisition from Elevated Ag Solutions, Inc. (“Elevated”) of several domain names, a non-compete agreement, and customer relationships and began selling a broad range of products, including soils and soil enhancements, through www.weedfarmsupply.com. The Company operated the business through the end of the first quarter, but due to unforeseen difficulties in obtaining adequate transaction details, and lack of performance of the web site, the Company entered into an agreement to unwind the acquisition. No sales were generated from this acquisition in the quarter ended November 30, 2020. See Note 3 – Intangible Assets.

Basis of Presentation and Consolidation

The Company’s fiscal year-end is May 31. The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six -month periods ended November 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2021.

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

Going Concern

The Company has an accumulated deficit of $4,694,779 which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The intangible assets owned by G4, consisting of patents and other intangible assets relating to the Debudder Products, serve as a building block for the Company’s efforts to grow revenues. In the six months ended November 30, 2020, the Company generated operating revenue from the Debudder Products but the level of revenue from the current product line has not been sufficient to support profitable operations to date.

Additional acquisitions and business opportunities are also under consideration, but the Company has not reached agreement with any other acquisition candidates or business opportunities. Management intends to finance operating costs over the next twelve months with advances from directors and/or a private placement or public offering of common stock. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Accounting Standards Codification (“ASC”) 606,” Revenue Recognition.” At November 30, 2020, the Company operates as one reportable segment.

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

Inventory

Inventory consists of purchased products and are stated at the lower of cost or net realizable value, with cost being determined using the average cost method. Allowances for obsolete inventory are recognized when the inventory is determined to be unsalable through the normal course of business. Inventory consists of our debudder products in 5-gallon bucket lid and edge models. The soils business has been discontinued and the Company does not maintain and inventory of any soil products.

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

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, potentially dilutive common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. During the periods ended November 30, 2020 and May 31, 2020, the Company had no common stock equivalents outstanding.

Share-Based Payments

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the common stock issued and recognized when the board of directors authorizes the issuance.

NOTE 2 – FIXED ASSETS

Fixed assets consisted of the following at November 30, 2020 and May 31, 2020:

	November 30,	May 31,
Property & Equipment	2020	2020
Equipment - production molds	$25,109	$25,109
Less: Accumulated amortization	(11,750)	(9,230)
Net Equipment	$13,359	$15,879

Depreciation expense for the three and six-months ended November 30, 2020 and 2019 were $1,260 and $2,520, respectively and for the three and six-month periods ended November 30, 2019 were $1,260 and $2,520, respectively.

NOTE 3 - INTANGIBLE ASSETS

The Company’s intangible assets consist of both finite and indefinite lived assets. Finite-lived assets include patent rights acquired in the acquisition of G4, a non-compete agreement, and customer relationships acquired in the Elevated transaction. The Company’s sole indefinite lived asset was the five domain names acquired in the Elevated transaction. Both acquisitions are described below. At November 30, 2020 and May 31, 2020, intangibles assets are:

	November 30,	May 31,
Intangibles	2020	2020
Finite lived intangibles
Patents	$250,000	$250,000
Less: Impairment of patents	(100,000)	(100,000)
	150,000	150,000
Less: accumulated amortization	(16,666)	(9,166)
Patents, net	133,334	140,834

Non-compete agreement	157,000	157,000
Less: impairment of non-compete	(107,000)	(107,000)
	50,000	50,000
Less: accumulated amortization	(6,900)	—
Less: adjustment for discontinued operations	(43,100)	—
Non-compete agreement, net	—	50,000

Customer relationships	826,000	826,000
Less: Impairment of relationships	(551,000)	(551,000)
	275,000	275,000
Less: accumulated amortization	(6,225)	—
Less: adjustment for discontinued operations	(268,775)
Customer relationships, net	—	275,000
Total finite lived intangibles	133,334	465,834

Indefinite lived intangibles
Domain names	25,000	25,000
Less: adjustment for discontinued operations	(25,000)	—
Total domain names	—	25,000
Total intangibles	$133,334	$490,834

Amortization of intangibles for each of the next five years is:
2021	$ 15,000
2022	$ 15,000
2023	$ 15,000
2024	$ 15,000
2025	$ 15,000

Amortization expense for the three and six-months ended November 30, 2020 was $3,750 and $20,625, respectively. The patents are amortized over their useful lives of ten years. The intangible non-compete agreement and customer relationships were being amortized over their estimated useful lives of two years and ten years, respectively, commencing June 1, 2020.

After the Company acquired the assets from Elevated, the Company operated a soils division for the quarter ended August 31, 2020. During that period, the Company noted unanticipated difficulties in obtaining accurate transaction data on a timely basis, and management also estimated that the business was not properly positioned to become profitable within a reasonable time frame. Accordingly, management elected to discontinue operations of the soils division during the three months ended November 30, 2020. The Company entered into negotiations with the seller of the assets (Elevated), to unwind the acquisition and return the acquired assets to the seller. On October 30, 2020, a settlement agreement was signed that provided for a return of all acquired assets to Elevated, cancellation of employment and non-compete agreements, return of 1,300,000 shares of the Company’s common stock paid to Elevated in the acquisition, and an agreement by the Company to pay $10,000 to Elevated in $2,000 per month installments over five months. The cancellation of the common stock issued by the Company will become final upon payment of the full $10,000 which will occur on or before March 5, 2021. For purposes of these financial statements, the Company has recorded the return of the assets, a balance payable of $10,000 net of a $2,000 payment made in November, 2020, and has recorded the cancellation of the shares of stock. If the Company fails to make the payment of $10,000, both parties would be free to pursue other remedies.

Results of Elevated operations for the three and six-month periods ended November 30, 2020 are shown as discontinued operations on the consolidated statement of operations. The results from discontinued operations are as follows:

OPERATING RESULTS	Three Months	Six Months
	Ended	Ended
	November 30, 2020	November 30, 2020
Revenue	$—	$75,217
Cost of revenue	—	66,243
Amortization	—	13,125
Gross profit	—	(4,151)
Loss on discontinued operations	10,000	10,000
	$(10,000)	$(14,151)

NOTE 4 – RELATED PARTY TRANSACTIONS

At November 30, 2020 and May 31, 2020, the Company had advances from related parties totaling $1,095,982 and $829,982 respectively. These amounts are classified as long-term liabilities as it is anticipated they will be settled with shares of the Company’s common stock. During the three and six-month periods ended November 30, 2020, the related party transactions included the following:

	Related Party Advances at	Additions During the Three Months Ended November 30, 2020		Related Party Advances at	Payable to Related Parties for Services at
	August 31, 2020	Advances	Services	November 30, 2020	November 30, 2020
Related Parties
Patrick Bilton, CEO and Director	$ 791,414	$ 55,000	$ 140,000	$ 846,414	$ 140,000
David Tobias, Director	80,553	-	-	80,553	-
Jerry Cornwell, Director	24,015	5,000	-	29,015	-
Total for related parties	$ 895,982	$ 60,000	$ 140,000	$ 955,982	$ 140,000

	Related Party Advances at	Additions During the Three Months Ended November 30, 2019		Related Party Advances at	Payable to Related Parties for Services at
	August 31, 2019	Advances	Services	November 30, 2019	November 30, 2019
Related Parties
Patrick Bilton, CEO and Director	$ 573,414	$ 41,000	$ -	$ 614,414	$ -
David Tobias, Director	75,553	-	-	75,553	-
Jerry Cornwell, Director	15,696	-	-	15,696	-
Total for related parties	$ 664,663	$ 41,000	$ -	$ 705,663	$ -

	Related Party Advances at	Additions During the Six Months Ended November 30, 2020		Related Party Advances at	Payable to Related Parties for Services at
	May 31, 2020	Advances	Services	November 30, 2020	November 30, 2020
Related Parties
Patrick Bilton, CEO and Director	$ 726,414	$ 120,000	$ 140,000	$ 846,414	$ 140,000
David Tobias, Director	80,553	-	-	80,553	-
Jerry Cornwell, Director	23,015	6,000	-	29,015	-
Total for related parties	$ 829,982	$ 126,000	$ 140,000	$ 955,982	$ 140,000

	Related Party Advances at	Additions During the Six Months Ended November 30, 2019		Related Party Advances at	Payable to Related Parties for Services at
	May 31, 2019	Advances	Services	November 30, 2019	November 30, 2019
Related Parties
Patrick Bilton, CEO and Director	$ 448,455	$ 165,959	$ -	$ 614,414	$ -
David Tobias, Director	75,553	-	-	75,553	-
Jerry Cornwell, Director	15,696	-	-	15,696	-
Total for related parties	$ 539,704	$ 165,959	$ -	$ 705,663	$ -

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The agreement for the acquisition of G4 during the year ended May 31, 2019, included earn-out provisions that provide for the seller to “earn-out” additional compensation dependent upon product sales. The earn-out provisions are applicable to sales of G4’s products for calendar years 2018-2020. The earn-out compensation due is based upon a calculation of sales of G4’s products less the Company’s original investment in G4. To date, no earn out compensation has been earned by the prior owner of G4. In order for earnout compensation to be due in calendar year 2020, total sales of the debudder products would need to exceed $344,000. Total sales of debudder products from January 1, 2020 through November 30, 2020 were approximately $107,000 and are not expected to exceed $175,000 for the calendar year. If any earnout is due based on sales in calendar year 2020, the earnout will be paid in common stock of the Company in accordance with the agreement.

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

In connection with the acquisition of the domain names, non-compete and customer relationships referred to as the Elevated acquisition, the Company agreed to certain contingent value shares and certain earnout shares. These agreements were cancelled when the Company and Elevated agreed to unwind the transaction as described in Note 3.

NOTE 6 – SHARE CAPITAL

In the three and six-month periods ended November 30, 2020 and 2019, the Company issued shares of stock for various purposes as described in the following tables. In addition, the Company had obligations to issue shares of stock at the end of each period as reflected in the following tables.

	Six Months Ended November 30, 2019
	Shares issued in the Period for:						Shares Issuable at November 30, 2019
	Common Stock Payable		Services		Total		Patent Issuance Bonus Shares		Current Period Services		Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Related Parties
Patrick Bilton	26,667	$6,667	513,333	$128,333	540,000	$135,000	—	$—	260,000	$65,000	260,000	$65,000
David Tobias	26,666	6,667	33,334	8,334	60,000	15,001	—	—	20,000	5,000	20,000	5,000
Jerry Cornwell	26,666	6,666	33,334	8,333	60,000	14,999	—	—	20,000	5,000	20,000	5,000
Brad Herr	—	—	120,000	30,000	120,000	30,000	—	—	60,000	15,000	60,000	15,000
Total for related parties	79,999	$20,000	700,001	175,000	780,000	$195,000	—	$—	360,000	$90,000	360,000	$90,000

Unrelated Parties	75,501	$18,875	393,499	$98,375	469,000	$117,250	400,000	$100,000	114,000	$28,500	514,000	$128,500

Aggregate Totals	155,500	$38,875	1,093,500	$273,375	1,249,000	$312,250	400,000	$100,000	474,000	$118,500	874,000	$218,500

	Three Months Ended November 30, 2019
	Shares issued in the Period for:						Shares Issuable at November 30, 2019
	Common Stock Payable		Services		Total		Patent Issuance Bonus Shares		Current Period Services		Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Related Parties
Patrick Bilton	26,667	$6,667	340,000	$85,000	366,667	$91,667	—	$—	260,000	$65,000	260,000	$65,000
David Tobias	26,666	6,667	20,000	5,000	46,666	11,667	—	—	20,000	5,000	20,000	5,000
Jerry Cornwell	26,666	6,666	20,000	5,000	46,666	11,666	—	—	20,000	5,000	20,000	5,000
Brad Herr	—	—	80,000	20,000	80,000	20,000	—	—	60,000	15,000	60,000	15,000
Total for related parties	79,999	$20,000	460,000	115,000	539,999	$135,000	—	$—	360,000	$90,000	360,000	$90,000

Unrelated Parties	75,501	$18,875	280,500	$70,125	356,001	$89,000	400,000	$100,000	114,000	$28,500	514,000	$128,500

Aggregate Totals	155,500	$38,875	740,500	$185,125	896,000	$224,000	400,000	$100,000	474,000	$118,500	874,000	$218,500

	Six Months Ended November 30, 2020
	Shares issued in the Period for:						Shares Issuable at November 30, 2020
	Common Stock Payable		Services & Other		Total		Patent Issuance Bonus Shares		Current Period Services		Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Related Parties
Patrick Bilton	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
David Tobias	—	—	50,000	10,000	50,000	10,000	—	—	28,571	10,000	28,571	10,000
Jerry Cornwell	—	—	50,000	10,000	50,000	10,000	—	—	28,571	10,000	28,571	10,000
Brad Herr	—	—	75,000	15,000	75,000	15,000	—	—	42,857	15,000	42,857	15,000
Total for related parties	—	$—	175,000	$35,000	175,000	$35,000	—	$—	99,999	$35,000	99,999	$35,000

Unrelated Parties	—	$—	279,857	$87,531	279,857	$87,531	400,000	$100,000	67,346	$23,571	467,346	$123,571

Aggregate Totals	—	$—	454,857	$122,531	454,857	$122,531	400,000	$100,000	167,345	$58,571	567,345	$158,571

	Three Months Ended November 30, 2020
	Shares issued in the Period for:						Shares Issuable at November 30, 2020
	Common Stock Payable		Services		Total		Patent Issuance Bonus Shares		Current Period Services		Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Related Parties
Patrick Bilton	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
David Tobias	50,000	10,000	—	—	50,000	10,000	—	—	28,571	10,000	28,571	10,000
Jerry Cornwell	50,000	10,000	—	—	50,000	10,000	—	—	28,571	10,000	28,571	10,000
Brad Herr	75,000	15,000	—	—	75,000	15,000	—	—	42,857	15,000	42,857	15,000
Total for related parties	175,000	$35,000	—	$—	175,000	$35,000	—	$—	99,999	$35,000	99,999	$35,000

Unrelated Parties	121,857	$24,571	158,000	$62,960	279,857	$87,531	400,000	$100,000	67,346	$23,571	467,346	$123,571

Aggregate Totals	296,857	$59,571	158,000	$62,960	454,857	$122,531	400,000	$100,000	167,345	$58,571	567,345	$158,571

NOTE 7 – REVENUE

Company product revenue is generated though sales of its debudder products and, from April 2020 through August 31, 2020, soil products offered through the Weed Farm Supply division acquired from Elevated. The Weed Farm Supply division was discontinued on September 1, 2020 (see Note 3). Revenue from this division are not included in the tables below.

The Company’s customers, to which trade credit terms are extended, consist almost exclusively of domestic companies. The following table sets out product sales for the three and six-month periods ended November 30, 2020 and 2019. Tables also reflect customer concentrations for the same three and six-month periods.

Three Months

	Three-months ended November 30,
	2020	2019
Debudder Products	$42,307	$67,130

	Three-months ended November 30,
Customer Concentrations	2020	2019
Debudder sales
Customer A	$12,100	$—
Customer B	19,885	—
Customer C	—	30,226
Totals	$31,985	$30,226
% of Total Revenues	76%	45%

Six Months

	Six-months ended November 30,
	2020	2019
Debudder Products	$73,136	$88,090

	Six-months ended November 30,
Customer Concentrations	2020	2019
Debudder sales
Customer A	$26,130	$—
Customer B	34,285	—
Customer C	—	30,226
Totals	$60,415	$30,226
% of Total Revenues	83%	34%

NOTE 7 – REVENUE, Continued:

All sales were domestic except for $3,471 and $4,021 in the three and six-month periods ended November 30, 2020 which were international. There were $1,700 in international sales in the three and six-month periods ended November 30, 2019.

As of November 30, 2020 and 2019, there were $13,235 and $19,216, respectively, of accounts receivable from the Company’s primary customers.

Pursuant to the agreement for the acquisition of the Elevated assets (Notes 3 and 5), the Company was obligated to pay Elevated a percentage of monthly gross profit earned on the sale of products included in the Elevated asset acquisition. During the three-month period ended August 31, 2020, a total of $66,242 was recognized as cost of sales under this agreement. During the three-month period ended November 30, 2020, no amounts were earned by Elevated pursuant to this agreement. The Elevated Agreement has subsequently been unwound and no payments are due Elevated under the percentage of gross profit allocation formula contained in the original agreement.

NOTE 8 – SUBSEQUENT EVENTS

In connection with unwinding the Elevated acquisition, the Company agreed to pay Elevated $10,000 in five installments of $2,000 each. An initial payment of $2,000 was made in November. Subsequent to November 30, 2020, the Company made the monthly payments for December and January, leaving a balance due on the settlement of $4,000. It is anticipated that this amount will be paid in full on or before March 5, 2021.

On December 10, 2020, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to increase the authorized common stock to 100,000,000 shares. No changes were made to shares outstanding, and no other rights of the existing shareholders were affected by this change.