Form 10-Q
period 2021-02-28
MJ Harvest, Inc.
filed 2021-04-19
CIK 1789330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: February 28, 2021
or
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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

The number of shares of the issuer's Common Stock outstanding as of April 1, 2020, is 23,715,076.

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

As used herein, the terms “Company”, “MJHI”, “we”, “us” and “our” refer to MJ Harvest, Inc., a Nevada corporation.

Results of Operations

Three Months Ended February 28, 2021 compared with the Three Months Ended February 29, 2020

The narrative comparison of results of operations for the three-month periods ended February 28, 2021 and February 29, 2020 is based on the following table.

	A	B	C
Three Months Ended	February 28, 2021	February 29, 2020	A-B Change	C/B Change %
REVENUE	$ 14,377	$ 30,003	$ (15,626)	(52)%
COST OF REVENUE	12,350	18,001	(5,651)	(31)%
Cost of revenue as a % of total revenue	86%	60%
Gross Profit	2,027	12,002	(9,975)	(83)%
Gross profit as a % of revenue	14%	40%
OPERATING EXPENSES
Officer and director compensation	135,000	110,000	25,000	23%
General and administrative	23,027	9,166	13,861	151%
Impairment of intangible assets	-	-	-
Professional fees and contract services	118,231	96,053	22,178	23%
Total operating expenses	276,258	215,219	61,039	28%
NET LOSS FROM CONTINUING OPERATIONS	(274,231)	(203,217)	(71,014)	35%

Revenues decreased, primarily as a result of the limited focus on the debudder product marketing effort. In the quarter ended August 31, 2020, management expended considerable time and effort on the soils division which was acquired at the end of our last fiscal year (the “Elevated Acquisition”). We experienced unanticipated difficulties in obtaining adequate and timely sales and product purchase records from the field operator, and these difficulties diverted management attention from the debudder product marketing effort. The lack of attention to marketing in the first quarter was reflected in the decrease in sales in the second and third quarters. This third quarter carryover effect is expected to lessen over time as management rebuilds the inertia of the debudder marketing focus. We anticipate that the marketing focus on the debudder products will increase now that the soils division has been discontinued.

The three-month period ended February 28, 2021 does not include any revenues or cost of sales from the Elevated Acquisition. The soils division created out of the Elevated Acquisition was discontinued during the three months ended November 30, 2020.

Total operating expenses increased in the current period. No impairment expense was recognized in the current quarter compared to an impairment expense of $100,000 in the same period a year earlier. Officer and director compensation increased due to increased director fees in 2021 compared with 2020. General and administrative expenses were consistent between the periods. Professional fees and contract services increased in 2021 compared with 2020 due to expanded marketing efforts relating to the brand building and improving investor awareness of the Company, while also seeking to expand our business through acquisition of opportunities and the attendant due diligence costs associated with business evaluations.

Net loss from continuing operations decreased in 2021 compared with 2020 primarily due to the reduction of impairment of intangible assets between periods.

Nine Months Ended February 28, 2021 compared with the Nine Months Ended February 29, 2020

The narrative comparison of results of operations for the nine-month periods ended February 28, 2021 and February 29, 2020 is based on the following table.

	A	B	C
Nine Months Ended	February 28, 2021	February 29, 2020	A-B Change	C/B Change %
REVENUE	$ 87,513	$ 118,094	$ (30,581)	(26)%
COST OF REVENUE	42,484	55,071	(12,587)	(23)%
Cost of revenue as a % of total revenue	49%	47%
Gross Profit	45,029	63,023	(17,994)	(29)%
Gross profit as a % of revenue	51%	53%
OPERATING EXPENSES
Officer and director compensation	400,000	372,500	27,500	7%
General and administrative	59,410	61,099	(1,689)	(3)%
Impairment of intangible assets	-	100,000	(100,000)	(100)%
Professional fees and contract services	358,084	329,405	28,679	9%
Total operating expenses	817,494	863,004	$ (45,510)	(5)%
NET LOSS FROM CONTINUING OPERATIONS	(772,465)	(799,981)	27,516	(3)%

Revenues from debudder sales in the nine months ended February 28, 2021 decreased when compared to the same period in 2020. The decrease is largely attributable to the carryover impact of management’s focus in the quarter ended August 31, 2020 on establishing and building the soils division acquired from Elevated, which was subsequently discontinued. The efforts focused on the soils division diverted management’s attention from sales of the debudder products in the first fiscal quarter ended August 31, 2020, and the resulting loss of momentum impacted the second and third quarters as well.

Other operating expenses were consistent between periods, with the exception of impairment of intangible assets which decreased in the current nine-month period.

Net loss from operations decreased in the nine months of 2021 compared with 2020. The decrease in the loss from operations reflects an offset of increases in officer and director compensation and professional fees and contract services against a decrease in impairment of intangible assets in the nine months of 2021 compared with 2020.

Discontinued Operations.

After operating the soils division for the three months ended August 31, 2020, management undertook an in-depth assessment of the business and concluded that the soils division was not as represented at the time of the acquisition, was not likely to ever operate profitably without significant revisions to operating methods and changes in personnel and was likely to create significant business questions and concerns should it be continued. Accordingly, management elected to discontinue the business acquired from Elevated. Upon discontinuation of the Elevated business, the Company entered into a settlement and unwinding agreement with Elevated and returned all assets acquired in the transaction to Elevated. Common stock issued in the acquisition, aggregating 1,300,000 shares out of 1,400,000 shares originally issued, will be cancelled, and the Company agreed to pay a $10,000 walk-away fee. The $10,000 walk-away fee is payable in five installments of $2,000 each with the final payment due in early March 2021. Cancellation of the shares will be recorded once the final installment of the walk-away fee is paid. The final payment was made on March 5, 2021. In the aggregate, the Company recognized a loss from discontinued operations of $10,000 in the nine-month period ended February 28, 2021.

Operating results for the three and nine-month periods from the discontinued operations are reflected in the following table.

OPERATING RESULTS	Three Months	Nine Months
	Ended	Ended
	February 28, 2021	February 28, 2021
Revenue	$—	$75,217
Cost of revenue	—	66,243
Amortization	—	13,125
Gross profit	—	(4,151)
Loss on discontinued operations	—	10,000
	$—	$(14,151)

Liquidity and Capital Resources

Cash flow used in operating activities for the nine-month period ended February 28, 2021 was $175,329 compared with $231,220 in the comparable period 2020. During the period, our total cash decreased by $31,329. Cash to fund the negative cash flow from operations was derived primarily from proceeds of advances from related parties totaling $144,000.

Our historic operations have not been sufficient to support the existing infrastructure, much of which is required in order to maintain public company status. Subsequent to February, 28, 2021, we entered into a debt funding transaction and made a loan to an operating cannabis company as described in more detail below. The debt funding transaction and the loan are steps in the targeted acquisition of the operating company doing business as Country Cannabis, and we expect that the eventual acquisition of Country Cannabis will improve our ability to support the infrastructure costs of maintaining our public company status. We also continue to seek out potential acquisition candidates with a focus on acquiring additional operating companies with scale sufficient to support all aspects of the Company’s operations, including the public company infrastructure. The Company is currently heavily dependent on funding through advances from related parties, but no assurances can be given that such funding will continue to be available in future periods.

We have maintained active operations as a manufacturer and distributor of the debudder product line since 2018. We do not consider the Company to be a shell company as that term is defined in the Securities Act of 1933, as amended.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $786,616 and $799,981 for the nine-month periods ended February 28, 2021 and 2019, respectively, and had an accumulated deficit of $4,969,010 as of February 28, 2021.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  It will be important for the Company to succeed in its efforts to raise capital in this manner to further its business plan in an aggressive manner.  Raising additional capital may cause dilution to current shareholders.

On  March 22, 2021, the Company, as the borrower, entered into agreements with AJB Capital Investments LLC and SDT Holdings LLC for the sale of an aggregate of $900,000 in Promissory Notes (the “Notes”), $300,000 from AJB and $600,000 for SDT. The terms of the Notes are the same except for the dollar amounts and fees which are double for SDT compared to AJB. The terms of the Notes are described below in the aggregate.

The Notes provide for an original issue discount of 10% or $90,000, payment of legal fees of $22,500, and payment of $10,500 for due diligence fees, resulting in net proceeds to the Company of $777,000. The Company also agreed to pay a commitment fee of $750,000 payable by issuance of 1,200,000 shares of restricted common stock and 3,000,000 warrants that are exercisable at $0.38 per share with a three-year term expiring on March 21, 2024. The Notes bear interest at the rate of 12% if paid on or before September 21, 2021. MJHI has the right to extend the Notes for an additional six months at an interest rate of 15%, in which case the Notes would be due March 21, 2022. The Notes are secured by all assets of the Company.

In addition, the notes require a financing fee of $54,000 which is payable in installments of $9,000 each month with the first payment due on April 1, 2021.

In the event of default, the remaining principal amount of the Notes plus all accrued interest and other fees due under the terms of the Notes may be converted at the sole election of the Note holders into restricted common stock of the Company at a 90% of the market price for the Company’s shares at the time of conversion.

On March 24, 2021, the Company, as lender, finalized a convertible note agreement with PPK Investment Group, Inc. (“PPK”) in the amount of $620,000. The convertible note bears interest at 6% per annum and is due on September 1, 2021. The conversion feature of the Note provides that the Company may convert the Note to acquire a 6.2% interest in PPK if allowed by Oklahoma State laws governing ownership of cannabis licenses. If converted, the interest accrued from the loan date of March 24, 2021 through the date of conversion will be forgiven.

Upon conversion, the Company will also have the right to acquire an additional 3.8% interest in PPK (10% in total) for payment of $380,000 by issuance of restricted common stock of the Company priced at $0.25 per share or 1,520,000 shares.

In the event of conversion of the Convertible Note into an investment in PPK, a Securities Purchase Agreement signed concurrently with the Convertible Note will also become effective. The Securities Purchase Agreement gives the Company the right to increase its investment up to a 100% ownership interest in PPK, provided such increased ownership is in compliance with Oklahoma State cannabis licensing requirements. The acquisition price would be paid on the same terms as the initial acquisition of the 10% interest, 62% in cash and 38% in shares of the Company’s common stock with the stock priced at $0.25 per share. Total value of 100% acquisition of PPK is $10,000,000.

The Securities Purchase Agreement, if activated by conversion of the convertible note, includes an earnout which could result in payment of additional consideration to PPK if the valuation at the end of a look back period is greater than $10,000,000. For purposes of the earnout, the valuation will be based on three times earnings before interest, taxes, depreciation, and amortization (EBITDA).

The Securities Purchase Agreement, if activated by conversion of the convertible note, also contains the agreement with Ralph Clinton Pyatt III (“Clinton Pyatt”), President of PPK, to continue his role as Chief Executive Officer and President of the Country Cannabis business for a period of at least three years. The Company also has an option to acquire the real estate that PPK utilizes in its operations. The real estate is currently under lease to PPK by an affiliated Company owned by Clinton Pyatt.

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in the United States and worldwide. To date, the disruption has not materially impacted the Company’s financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to reduced demand could be significantly greater in future periods than in the current period.

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

The economic disruptions caused by COVID-19 may adversely impact the impairment risks for certain long-lived assets, equity method investments and goodwill. Management evaluated these impairment considerations and determined that no such impairments occurred through the date of this report.

Off Balance Sheet Arrangements

None

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as it was determined there were material weaknesses affecting our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended February 28, 2021 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings, and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended February 28, 2021, the board of directors authorized issuance of an aggregate of 367,345 shares of unregistered common stock to three non-related parties (267,346 shares) and three related parties that were officers and/or directors (99,999 shares). The shares were issued for common stock payable at December 1, 2020 (167,345 shares) and for services rendered to the Company in the period (200,000 shares).  The shares to be issued are valued at the closing price of the common stock in the OTCQB market on the date the shares became issuable.  The shares, when issued were exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Act since the recipients of the shares are persons closely associated with the Company and the issuance of the shares will not involve any public offering.

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

MJ Harvest, Inc.

Date:  April 19, 2021

By: /s/ Patrick Bilton
Patrick Bilton, Chief Executive Officer (Principal Executive Officer)

By: /s/ Brad E. Herr
Brad E. Herr, Chief Financial Officer (Principal Financial Officer)

MJ Harvest, Inc.

Contents

Page

FINANCIAL STATEMENTS – (Unaudited):

Consolidated balance sheets	2

Consolidated statements of operations	3

Consolidated statements of changes in stockholders’ deficit	4

Consolidated statements of cash flows	5

Notes to consolidated financial statements	6 - 14

   MJ HARVEST, INC.

   CONSOLIDATED BALANCE SHEETS

   (unaudited)

	February 28,	May 31,
	2021	2020
	ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,014	$32,343
Accounts receivable	4,500	19,216
Vendor deposits	-	20,000
Inventory	28,206	32,840
Total current assets	33,720	104,399

NON-CURRENT ASSETS:
Fixed assets, net	12,099	15,879
Finite-lived intangible assets, net	129,584	465,834
Indefinite-lived intangible assets, net	-	25,000
Total non-current assets	141,683	506,713
Total Assets	$175,403	$611,112

	LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other current liabilities	$129,970	$97,861
Payable for discontinued operations (Note 3)	2,000	-
Total Current Liabilities	131,970	97,861

LONG-TERM LIABILITIES:
Common stock payable	158,571	100,000
Payable to related parties for services	210,000	-
Advances from related parties	973,982	829,982
Total long-term liabilities	1,342,553	929,982
Total Liabilities	1,474,523	1,027,843

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.0001, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value per share, 100,000,000 shares authorized, 23,715,076 and 22,892,874 issued and
outstanding, respectively	2,372	2,289
Common stock subject to cancellation on discontinued
operations (1,300,000 shares) (Note 3)	(336,875)	-
Additional paid-in capital	4,004,393	3,763,374
Accumulated deficit	(4,969,010)	(4,182,394)
Total stockholders' deficit	(1,299,120)	(416,731)
Total Liabilities and Stockholders' Deficit	$175,403	$611,112

     The accompanying notes are an integral part of these unaudited consolidated financial statements.

 MJ HARVEST, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

 (unaudited)

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020

REVENUE	$14,377	$30,003	$87,513	$118,094
COST OF REVENUE	12,350	18,001	42,484	55,071
Gross profit	2,027	12,002	45,029	63,023

OPERATING EXPENSES:
Officer and director compensation	135,000	110,000	400,000	372,500
General and administrative	23,027	9,166	59,410	61,099
Impairment of intangible assets	-	-	-	100,000
Professional fees and contract services	118,231	96,053	358,084	329,405
Total operating expenses	276,258	215,219	817,494	863,004

NET LOSS FROM CONTINUING OPERATIONS	(274,231)	(203,217)	(772,465)	(799,981)

LOSS FROM DISCONTINUED OPERATIONS
Operating loss on discontinued operations	-	-	(4,151)	-
Loss on discontinued operations	-	-	(10,000)	-
NET LOSS FROM DISCONTINUED OPERATIONS	-	-	(14,151)	-

NET LOSS	$(274,231)	$(203,217)	$(786,616)	$(799,981)

NET LOSS PER COMMON SHARE - Basic and diluted
From continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.04)
From discontinued operations	-	-	(0.00)	-
Total	$(0.01)	$(0.01)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - Basic and diluted	23,245,546	20,192,611	23,077,816	19,500,353

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

 MJ HARVEST, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

 (unaudited)

 FOR THE THREE AND NINE MONTH PERIODS ENDED February 28, 2021 AND February 29, 2020

			Additional	Common Stock
	Common Stock		Paid-In	Subject to	Accumulated
Three Month	Shares	Amount	Capital	Cancellation	Deficit	Total
BALANCES, November 30, 2019	20,007,739	$2,001	$2,096,611	$—	$(2,815,483)	$(716,871)
Shares issued for compensation	487,920	49	121,931	—	—	121,980
Shares issued for common stock payable	474,000	47	118,453	—	—	118,500
Net loss	—	—	—	—	(203,217)	(203,217)
BALANCES, February 29, 2020	20,969,659	2,097	2,336,995	—	(3,018,700)	(679,608)

BALANCES, November 30, 2020	23,347,731	2,335	3,885,859	—	(4,694,779)	(806,585)
Shares issued for compensation	200,000	20	59,980	—	—	60,000
Shares issued for common stock payable	167,345	17	58,554	—	—	58,571
Shares subject to cancellation due to discontinued operations	—	—	—	(336,875)	—	(336,875)
Net loss	—	—	—	—	(274,231)	(274,231)
BALANCES, February 28, 2021	23,715,076	2,372	4,004,393	(336,875)	(4,969,010)	(1,299,120)

Nine Month
BALANCES, May 31, 2019	18,758,739	1,876	1,784,486	—	(2,218,719)	(432,357)
Shares issued for compensation	1,702,420	170	425,435	—	—	425,605
Shares issued for common stock payable	508,500	51	127,074	—	—	127,125
Net loss	—	—	—	—	(799,981)	(799,981)
BALANCES, February 29, 2020	20,969,659	2,097	2,336,995	—	(3,018,700)	(679,608)

BALANCES May 31, 2020	22,892,874	2,289	3,763,374	—	(4,182,394)	(416,731)
Shares issued for compensation	822,202	83	241,019	—	—	241,102
Shares subject to cancellation due to discontinued operations	—	—	—	(336,875)	—	(336,875)
Net loss	—	—	—	—	(786,616)	(786,616)
BALANCES, February 28, 2021	23,715,076	$2,372	$4,004,393	$(336,875)	$(4,969,010)	$(1,299,120)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 MJ HARVEST, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)

	Nine months ended
	February 28,	February 29,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(786,616)	$(799,981)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	28,155	9,196
Share based compensation	241,102	425,605
Common stock payable for compensation	58,571	-
Impairment of intangible asset	-	100,000
Changes in operating assets and liabilities:
Accounts receivable	14,716	9,091
Vendor deposits	20,000	480
Inventory	4,634	13,132
Payable for discontinued operations	2,000	-
Accounts payable and other current liabilities	32,109	11,257
Payable to related party for services	210,000	-
NET CASH (USED IN) OPERATING ACTIVITIES	(175,329)	(231,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances by related parties	144,000	220,778
NET CASH PROVIDED BY FINANCING ACTIVITIES	144,000	220,778

NET CHANGE IN CASH AND CASH EQUIVALENTS	(31,329)	(10,442)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,343	13,592

CASH AND CASH EQUIVALENTS END OF PERIOD	$1,014	$3,150

Non-cash financing and investing activities:
Shares issued for common stock payable	$-	$127,125
Shares payable for intangible assets	$-	$100,000
Shares to be cancelled on discontinued operations (Note 3)	$336,875	$-

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

MJ Harvest, Inc. (the “Company” or “MJHI”), develops, acquires, and distributes agricultural and horticultural tools and implements for sale primarily to growers and operators in the hemp and cannabis retail industry. In 2017, the Company acquired a 51% interest in G4 Products LLC, (“G4”) which owns the intellectual property for a manual debudder product line marketed under the Original 420 Brand as the Debudder Bucket Lid and Edge. The Company organized AgroExports LLC (“Agro”) to serve as the domestic and international distribution arm for sales of agricultural and horticultural tools and implements and created www.procannagro.com for online sales.

In September 2018, the Company changed its name to MJ Harvest, Inc. The articles of incorporation with the State of Nevada were amended and restated to reflect the name change with an effective date of September 18, 2018, and on December 10, 2020, the articles were again amended and restated to increase the number of authorized common shares from 50,000,000 to 100,000,000, with no effect on the outstanding common shares or the par value of the common stock.

On December 7, 2018, the Company acquired the remaining 49% of G4, making it a wholly owned subsidiary. On April 10, 2019, the Company formed AgroExports.CA ULC (“Agro Canada”), a wholly owned Canadian subsidiary in order to facilitate online payments from sales in Canada. Sales in Canada are currently serviced through a fulfillment center in Toronto.

On April 8, 2020, the Company finalized an acquisition from Elevated Ag Solutions, Inc. (“Elevated”) of several domain names, a non-compete agreement, and customer relationships and began selling a broad range of products, including soils and soil enhancements, through www.weedfarmsupply.com. The Company operated the business through the end of the first quarter, but due to unforeseen difficulties in obtaining adequate transaction details, and lack of performance of the web site, the Company entered into an agreement to unwind the acquisition. No sales were generated from this acquisition in the quarter ended February 28, 2021. See Note 3 – Intangible Assets.

Basis of Presentation and Consolidation

The Company’s fiscal year-end is May 31. The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine-month periods ended February 28, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2021.

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

Going Concern

The Company has an accumulated deficit of $4,969,010 which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The intangible assets owned by G4, consisting of patents and other intangible assets relating to the Debudder Products, serve as a building block for the Company’s efforts to grow revenues. In the nine months ended February 28, 2021, the Company generated operating revenue from the Debudder Products but the level of revenue from the current product line has not been sufficient to support profitable operations to date.

Additional acquisitions and business opportunities are under consideration, but as of February 28, 2021, the Company has not reached agreement with any other acquisition candidates or business opportunities. Management intends to finance operating costs over the next twelve months with advances from directors, funds borrowed from third-party lenders, and/or a private placement or public offering of common stock. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Accounting Standards Codification (“ASC”) 606,” Revenue Recognition.” At February 28, 2021, the Company operates as one reportable segment.

The Company generates revenue based on sales of products and revenue is recognized when the Company satisfies its performance obligation by shipping products to its customers. The Company’s products consist of agricultural tools and implements, soils, and soil additives used primarily in growing and harvesting hemp and marijuana. Shipments terms are FOB origination, so revenue is recognized when the product is delivered to the shipper by the Company’s fulfillment centers or, in the case of drop shipments of distributed products, when the products are shipped from the manufacturer. At the time the products are delivered to the shipper, no other performance obligations remain. Revenue is recognized in an amount that reflects the consideration that is received in exchange for the products shipped.

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

Inventory

Inventory consists of purchased products and are stated at the lower of cost or net realizable value, with cost being determined using the average cost method on a first-in first-out basis. Allowances for obsolete inventory are recognized when the inventory is determined to be unsalable through the normal course of business. Inventory consists of the Company’s debudder products in 5-gallon bucket lid and edge models. The soils business has been discontinued and the Company does not maintain and inventory of any soil products.

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

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, potentially dilutive common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. During the periods ended February 28, 2021 and February 29, 2020, the Company had no common stock equivalents outstanding.

Share-Based Payments

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the common stock issued and recognized when the board of directors authorizes the issuance.

NOTE 2 – FIXED ASSETS

Fixed assets consisted of the following at February 28, 2021 and May 31, 2020:

	February 28,	May 31,
Property & Equipment	2021	2020
Equipment - production molds	$25,109	$25,109
Less: Accumulated amortization	(13,010)	(9,230)
Net Equipment	$12,099	$15,879

Depreciation expense for the three and nine-months ended February 28, 2021 were $1,260 and $3,780, respectively and for the three and nine-month periods ended February 29, 2020 were $1,260 and $3,780, respectively.

NOTE 3 - INTANGIBLE ASSETS

The Company’s intangible assets consist of both finite and indefinite lived assets. Finite-lived assets include patent rights acquired in the acquisition of G4, a non-compete agreement, and customer relationships acquired in the Elevated transaction. The Company’s sole indefinite lived asset was the five domain names acquired in the Elevated transaction. Both acquisitions are described below. At February 28, 2021 and May 31, 2020, intangibles assets are:

	February 28,	May 31,
Intangibles	2021	2020
Finite lived intangibles
Patents	$250,000	$250,000
Less: Impairment of patents	(100,000)	(100,000)
	150,000	150,000
Less: accumulated amortization	(20,416)	(9,166)
Patents, net	129,584	140,834

Non-compete agreement	157,000	157,000
Less: impairment of non-compete	(107,000)	(107,000)
	50,000	50,000
Less: accumulated amortization	(6,900)	—
Less: adjustment for discontinued operations	(43,100)	—
Non-compete agreement, net	—	50,000

Customer relationships	826,000	826,000
Less: Impairment of relationships	(551,000)	(551,000)
	275,000	275,000
Less: accumulated amortization	(6,225)	—
Less: adjustment for discontinued operations	(268,775)
Customer relationships, net	—	275,000
Total finite lived intangibles	129,584	465,834

Indefinite lived intangibles
Domain names	25,000	25,000
Less: adjustment for discontinued operations	(25,000)	—
Total domain names	—	25,000
Total intangibles	$129,584	$490,834

Amortization of intangibles for each of the next five years is:
2021	$ 15,000
2022	$ 15,000
2023	$ 15,000
2024	$ 15,000
2025	$ 15,000

Amortization expense for the three and nine-months ended February 28, 2021 was $3,750 and $24,375, respectively . The patents are amortized over their useful lives of ten years. The intangible non-compete agreement and customer relationships were being amortized over their estimated useful lives of two years and ten years, respectively, commencing June 1, 2020.

After the Company acquired the assets from Elevated in the fourth quarter of the fiscal year ended May 31, 2020, the Company began a soils division for the quarter ended August 31, 2020. During that period, the Company noted unanticipated difficulties in obtaining accurate transaction data on a timely basis, and management also estimated that the business was not properly positioned to become profitable within a reasonable time frame. Accordingly, management elected to discontinue operations of the soils division during the three months ended November 30, 2020. The Company entered into negotiations with the seller of the assets (Elevated), to unwind the acquisition and return the acquired assets to the seller. On October 30, 2020, a settlement agreement was signed that provided for a return of all acquired assets to Elevated, cancellation of employment and non-compete agreements, return of 1,300,000 shares of the Company’s common stock paid to Elevated in the acquisition, and an agreement by the Company to pay $10,000 to Elevated in $2,000 per month installments over five months. The cancellation of the common stock issued by the Company will become final upon payment of the full $10,000. For purposes of these financial statements, the Company has recorded the return of the assets, a balance payable of $10,000 net of $8,000 in payments made through February 28, 2021. The stock will be cancelled after the final payment is made, which will occur in fiscal fourth quarter ending May 31, 2021. As of February 28, 2021, the Company owed $2,000 on the settlement payment and this amount was paid in full on March 5, 2021.

Results of Elevated operations for the three and nine-month periods ended February 28, 2021 are shown as discontinued operations on the consolidated statement of operations. The results from discontinued operations are as follows:

OPERATING RESULTS	Three Months	Nine Months
	Ended	Ended
	February 28, 2021	February 28, 2021
Revenue	$—	$75,217
Cost of revenue	—	66,243
Amortization	—	13,125
Gross profit (loss)	—	(4,151)
Loss on discontinued operations	—	(10,000)
	$—	$(14,151)

NOTE 4 – RELATED PARTY TRANSACTIONS

At February 28, 2021 and May 31, 2020, the Company had advances from related parties and balances payable to related parties for services. These amounts are classified as long-term liabilities as it is anticipated they will be settled with shares of the Company’s common stock. During the three and nine-month periods ended February 28, 2021, the related party transactions included the following:

RELATED PARTY TRANSACTIONS

	Related Party Advances at	Additions During the Nine Months Ended February 28, 2021		Related Party Advances at	Payable to Related Parties for Services at
	May 31, 2020	Advances	Services	February 28, 2021	February 28, 2021
Related Parties
Patrick Bilton, CEO and Director
Cash advances	$726,414	$138,000	$—	$864,414	$—
Payable for services	—		210,000		210,000
David Tobias, Director	80,553	—	—	80,553	—
Jerry Cornwell, Director	23,015	6,000	—	29,015	—
Totals	$829,982	$144,000	$210,000	$973,982	$210,000

	Related Party Advances at	Additions During the Nine Months Ended February 29, 2020		Related Party Advances at	Payable to Related Parties for Services at
	May 31, 2019	Advances	Services	February 29, 2020	February 29, 2020
Related Parties
Patrick Bilton, CEO and Director	$448,455	$214,959	$—	$663,414	$—
David Tobias, Director	75,553	5,000	—	80,553	—
Jerry Cornwell, Director	15,696	819	—	16,515	—
Total for related parties	$539,704	$220,778	$—	$760,482	$—

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The agreement for the acquisition of G4 during the year ended May 31, 2019 included earn-out provisions that provide for the seller to “earn-out” additional compensation dependent upon product sales. The earn-out provisions were applicable to sales of G4’s products for calendar years 2018-2020. The earn-out compensation was based upon a calculation of sales of G4’s products less the Company’s original investment in G4. Sales of the G4 products were not sufficient to warrant an earnout payment and this contingency lapsed on December 31, 2020.

The G4 acquisition agreement also contained provisions for additional consideration of $100,000, payable in shares of the Company’s common stock, when certain patents were issued. On October 8, 2019, the patents were issued by the USPTO to G4 and the Company recorded $100,000 as stock payable. The amount was also added to intangible assets – patents (see Note 3). The shares have not yet been issued at the request of the inventor entitled to the shares, but the Company expects to issue shares to satisfy the stock payable balance during the calendar year ending December 31, 2021.

In connection with the acquisition of the domain names, non-compete and customer relationships referred to as the Elevated acquisition, the Company agreed to certain contingent value shares and certain earnout shares. These agreements were cancelled when the Company and Elevated agreed to unwind the transaction as described in Note 3.

NOTE 6 – SHARE CAPITAL

In the three and nine-month periods ended February 28, 2021 and February 29, 2020, the Company issued shares of stock for various purposes as described in the following tables. In addition, the Company had obligations to issue shares of stock at the end of each period as reflected in the following tables:

	Nine Months Ended February 28, 2021
	Shares issued in the Period for:						Shares Issuable at February 28, 2021
	Common Stock Payable		Services & Other		Total		Patent Issuance Bonus Shares		Current Period Services		Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Related Parties
Patrick Bilton	-	$ -	-	$ -	-	$ -	-	$ -	-	$ -	-	$ -
David Tobias	-	-	78,571	20,000	78,571	20,000	-	-	8,403	10,000	8,403	10,000
Jerry Cornwell	-	-	78,571	20,000	78,571	20,000	-	-	8,403	10,000	8,403	10,000
Brad Herr	-	-	117,857	30,000	117,857	30,000	-	-	12,605	15,000	12,605	15,000
Total for related parties	-	$ -	274,999	$ 70,000	274,999	$ 70,000	-	$ -	29,411	$ 35,000	29,411	$ 35,000

Unrelated Parties	-	$ -	547,203	$ 171,102	547,203	$ 171,102	400,000	$ 100,000	19,807	$ 23,571	419,807	$ 123,571

Aggregate Totals	-	$ -	822,202	$ 241,102	822,202	$ 241,102	400,000	$ 100,000	49,218	$ 58,571	449,218	$ 158,571

	Three Months Ended February 28, 2021
	Shares issued in the Period for:						Shares Issuable at February 28, 2021
	Common Stock Payable		Services		Total		Patent Issuance Bonus Shares		Current Period Services		Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Related Parties
Patrick Bilton	-	$ -	-	$ -	-	$ -	-	$ -	-	$ -	-	$ -
David Tobias	28,571	10,000	-	-	28,571	10,000	-	-	8,403	10,000	8,403	10,000
Jerry Cornwell	28,571	10,000	-	-	28,571	10,000	-	-	8,403	10,000	8,403	10,000
Brad Herr	42,857	15,000	-	-	42,857	15,000	-	-	12,605	15,000	12,605	15,000
Total for related parties	99,999	$ 35,000	-	$ -	99,999	$ 35,000	-	$ -	29,411	$ 35,000	29,411	$ 35,000

Unrelated Parties	67,346	$ 23,571	200,000	$ 60,000	267,346	$ 83,571	400,000	$ 100,000	19,807	$ 23,571	419,807	$ 123,571

Aggregate Totals	167,345	$ 58,571	200,000	$ 60,000	367,345	$ 118,571	400,000	$ 100,000	49,218	$ 58,571	449,218	$ 158,571

	Nine Months Ended February 29, 2020
	Shares issued in the Period for:						Shares Issuable at February 29, 2020
	Common Stock Payable		Services		Total		Patent Issuance Bonus Shares		Current Period Services		Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Related Parties
Patrick Bilton	240,000	$ 60,000	820,000	$ 205,000	1,060,000	$ 265,000	-	$ -	-	$ -	-	$ -
David Tobias	-	-	100,000	25,000	100,000	25,000	-	-	-	-	-	-
Jerry Cornwell	-	-	100,000	25,000	100,000	25,000	-	-	-	-	-	-
Brad Herr	60,000	15,000	180,000	45,000	240,000	60,000	-	-	-	-	-	-
Total for related parties	300,000	$ 75,000	1,200,000	300,000	1,500,000	$ 375,000	-	$ -	-	$ -	-	$ -

Unrelated Parties	208,500	$ 52,125	502,420	$ 125,605	710,920	$ 177,730	400,000	$ 100,000	-	$ -	400,000	$ 100,000

Aggregate Totals	508,500	$ 127,125	1,702,420	$ 425,605	2,210,920	$ 552,730	400,000	$ 100,000	-	$ -	400,000	$ 100,000

	Three Months Ended February 29, 2020
	Shares issued in the Period for:						Shares Issuable at February 29, 2020
	Common Stock Payable		Services		Total		Patent Issuance Bonus Shares		Current Period Services		Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Related Parties
Patrick Bilton	260,000	$ 65,000	260,000	$ 65,000	520,000	$ 130,000	-	$ -	-	$ -	-	$ -
David Tobias	20,000	5,000	20,000	5,000	40,000	10,000	-	-	-	-	-	-
Jerry Cornwell	20,000	5,000	20,000	5,000	40,000	10,000	-	-	-	-	-	-
Brad Herr	60,000	15,000	60,000	15,000	120,000	30,000	-	-	-	-	-	-
Total for related parties	360,000	$ 90,000	360,000	90,000	720,000	$ 180,000	-	$ -	-	$ -	-	$ -

Unrelated Parties	114,000	$ 28,500	127,920	$ 31,980	241,920	$ 60,480	400,000	$ 100,000	-	$ -	400,000	$ 100,000

Aggregate Totals	474,000	$ 118,500	487,920	$ 121,980	961,920	$ 240,480	400,000	$ 100,000	-	$ -	400,000	$ 100,000

NOTE 7 – REVENUE

Company product revenue is generated though sales of its debudder products and, from April 2020 through August 31, 2020, soil products offered through the Weed Farm Supply division acquired from Elevated. The Weed Farm Supply division was discontinued on September 1, 2020 (see Note 3). Revenue from this division are not included in the tables below.

Three Months

	Three-months ended
	February 28, 2021	February 29, 2020
Debudder Products	$14,377	$30,003

	Three-months ended,
Customer Concentrations	February 28, 2021	February 29, 2020
Debudder sales
Customer A	$-	$8,397
Customer B	13,675	-
Totals	$13,675	$8,397
% of Total Revenues	95%	28%

Nine Months

	Nine-months ended
	February 28, 2021	February 29, 2020
Debudder Products	$87,513	$118,094

	Nine-months ended
Customer Concentrations	February 28, 2021	February 29, 2020
Debudder sales
Customer A	$34,285	$44,197
Customer C	26,130	—
Customer B	13,675	—
Totals	$74,090	$44,197
% of Total Revenues	85%	37%

NOTE 7 – REVENUE, Continued:

All sales were domestic except for $91  and $4,112 in the three and nine-month periods ended February 28, 2021 which were international. There were $0 and $1,700 in international sales in the three and nine-month periods ended February 29, 2020, respectively.

As of February 28, 2021 and February 29, 2020, there were $4,500 and $100, respectively, of accounts receivable from the Company’s primary customers.

Pursuant to the agreement for the acquisition of the Elevated assets (Notes 3 and 5), the Company was obligated to pay Elevated a percentage of monthly gross profit earned on the sale of products included in the Elevated asset acquisition. During the three-month period ended August 31, 2020, a total of $66,242 was recognized as cost of sales under this agreement. During the three-month period ended February 28, 2021, no amounts were earned by Elevated pursuant to this agreement. The Elevated Agreement has subsequently been unwound and no payments are due Elevated under the percentage of gross profit allocation formula contained in the original agreement.

NOTE 8 – SUBSEQUENT EVENTS

Elevated Payments

In connection with unwinding the Elevated acquisition, the Company agreed to pay Elevated $10,000 in five installments of $2,000 each. Payments of $2,000 each were made in November, December, January, and February, leaving a current balance at February 28, 2021 of $2,000. The final payment was made on March 5, 2021 and the amount has been paid in full. The Company will cancel 1,300,000 shares of common stock issued in the asset acquisition in the fourth quarter.

Borrowings Transactions

On March 22, 2021, the Company, as the borrower, entered into agreements with AJB Capital Investments LLC and SDT Holdings LLC for the sale of an aggregate of $900,000 in Promissory Notes (the “Notes”), $300,000 from AJB and $600,000 for SDT. The terms of the Notes are the same except for the dollar amounts and fees which are double for SDT compared to AJB. The terms of the Notes are described below in the aggregate.

The Notes provide for an original issue discount of 10% or $90,000, payment of legal fees of $22,500, and payment of $10,500 for due diligence fees, resulting in net proceeds to the Company of $777,000. The Company also agreed to pay a commitment fee of $750,000 payable by issuance of 1,200,000 shares of restricted common stock and 3,000,000 warrants that are exercisable at $0.38 per share with a three-year term expiring on March 21, 2024. The Notes bear interest at the rate of 12% if paid on or before September 21, 2021. MJHI has the right to extend the Notes for an additional six months at an interest rate of 15%, in which case the Notes would be due March 21, 2022. The Notes are secured by all assets of the Company.

In addition, the notes require a financing fee of $54,000 which is payable in installments of $9,000 each month with the first payment due on April 1, 2021.

In the event of default, the remaining principal amount of the Notes plus all accrued interest and other fees due under the terms of the Notes may be converted at the sole election of the Note holders into restricted common stock of the Company at a 90% of the market price for the Company’s shares at the time of conversion.

PPK Transaction

On March 24, 2021, the Company, as the lender, finalized a convertible note agreement with PPK Investment Group, Inc. (“PPK”) in the amount of $620,000. The convertible note bears interest at 6% per annum and is due on September 1, 2021. The conversion feature of the Note provides that the Company may convert the Note to acquire a 6.2% interest in PPK if allowed by Oklahoma State laws governing ownership of cannabis licenses. If converted, the interest accrued from the loan date of March 24, 2021 through the date of conversion will be forgiven.

Upon conversion, the Company will also have the right to acquire an additional 3.8% interest in PPK (10% in total) for payment of $380,000 by issuance of restricted common stock of the Company priced at $0.25 per share or 1,520,000 shares.

In the event of conversion of the Convertible Note into an investment in PPK, a Securities Purchase Agreement signed concurrently with the Convertible Note will also become effective. The Securities Purchase Agreement gives the Company the right to increase its investment up to a 100% ownership interest in PPK, provided such increased ownership is in compliance with Oklahoma State cannabis licensing requirements. the acquisition price would be paid on the same terms as the initial acquisition of the 10% interest - 62% in cash and 38% in share of the Company’s common stock with the stock priced at $0.25 per share. The total value of 100% acquisition of PPK is $10,000,000.

The Securities Purchase Agreement, if activated by conversion of the convertible note, includes an earnout which could result in payment of additional consideration to PPK if the valuation at the end of a look back period is greater than $10,000,000. For purposes of the earnout, the valuation will be based on three times earnings before interest, taxes, depreciation, and amortization (EBITDA).

The Securities Purchase Agreement, if activated by conversion of the convertible note, also contains agreement with Ralph Clinton Pyatt III (“Clinton Pyatt”), President of PPK, to continue his role as Chief Executive Officer and President of the PPK business for a period of at least three years. The Company also has an option to acquire the real estate that PPK  utilizes in its operations. The real estate is currently under lease to Country Cannabis by an affiliated Company owned by Clinton Pyatt.