Form 10-K
period 2021-05-31
MJ Harvest, Inc.
filed 2021-09-13
CIK 1789330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 2021

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________________

Commission File Number 333-234048

MJ HARVEST, INC.

(Exact name of registrant as specified in charter)

Nevada (State or other jurisdiction of incorporation or organization)	82-3400471 (I.R.S. Employer Identification No.)

9205 W. Russell Rd., Suite 240, Las Vegas, NV (Address of principal executive offices)	89139 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).         Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The market value of the voting and non-voting common stock held by non-affiliates was $3,170,650 on November 30, 2020.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 10, there were 31,449,344 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MJ HARVEST, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED MAY 31, 2021

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to MJ Harvest, Inc., a Nevada corporation, and its consolidated subsidiaries. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K for the year ended May 31, 2021 contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, including our expectations regarding the potential impacts on our business of the COVID-19 pandemic, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in this report on Form 10-K, and other factors as identified from time to time in our Securities and Exchange Commission reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Part I

Item 1. Description of Business

Company Background

MJ Harvest, Inc. was first established in Nevada in 2002. Beginning in 2017, we focused on building a portfolio of best-in-class products that can benefit farmers and hobbyists in their growing operations. Our first product line consists of the DeBudder Lids and EDGE. The Debudder is used to strip buds off stems for a variety of plants, including hemp and cannabis. We also focused on building an international network of distributors that can service our customers with rapid deliveries of products stocked in country, and developed two e-commerce sites, www.procannagor.com and www.procannagro.ca, with tiered pricing for the distribution of products in the U.S. and Canada. In 2020, we expanded our product offerings to include the Kalix and NPK product lines, which offer customers access to plant nutrient products. Currently, the Company sells the debudder products through several distributors and online to retail customers. The loss of any of our three largest distributors could have a material impact on our sales of debudder products. Our sales of the Kalix and NPK product lines are dependent on the ability of Kalix and NPK to deliver products as ordered by our customers, but the sales of these product lines are not currently a material part of our business.

We continue to seek out additional agricultural and horticultural implements to add to our product offerings through distribution agreements, licensing, and acquisition. In this aspect of our business, we look for agricultural implements, durable goods, and services that will benefit smaller growers of hemp and cannabis by making their growing operations more efficient.

In the Spring of 2021, MJHI (www.mjhi.com) evaluated a business opportunity with a vertically integrated marijuana company in Oklahoma, PPK Investment Group, Inc. (“PPK”), and signed a letter of intent to acquire the company following a period of due diligence. In September 2021, we completed an steps to increase our initial investment of $1,000,000 for 10% to $2,500,000 for a 25% interest in PPK and are working with PPK management to expand the business in Oklahoma and other markets. Our agreement with PPK provides for the eventual acquisition of up to 100% of PPK provided the increased ownership can be accomplished in accordance with Oklahoma laws governing licensing of marijuana businesses.

With the investment in PPK, our long-term focus has shifted, and we now intend to expand business beyond the hemp and cannabis agricultural product marketing niche to include vertically integrated cannabis growing operations in Oklahoma and South Dakota and we are actively looking at markets in Arizona, California, and Florida as potential areas for expansion. The timing for development of these expanded operations will depend on availability of growth capital.

On May 19, 2021, PPK entered into a cannabis joint venture agreement with the Flandreau Santee Sioux Tribe of South Dakota (“FSST”). Under the joint venture agreement, PPK will open extraction and manufacturing facilities in a building located on the FSST Reservation and will manufacture products for FSST utilizing biomass grown in FSST’s existing and expanding grow operations. FSST markets their products under the Native Nations Brand. PPK currently markets its products in Oklahoma under the Country Cannabis Brand. The joint venture agreement provides that PPK and FSST will now cross market the other’s brand in their respective states. This provides an opportunity for FSST to expand its Native Nations Brand to Oklahoma and for PPK to expand its Country Cannabis Brand into South Dakota. The joint venture also provides both PPK and FSST with additional capabilities, work force, and other synergies that management believes will benefit both entities. MJHI currently participates as a minority investor in PPK and expects its involvement to increase as its PPK investment commitment grows and more capital is provided to PPK and the joint venture.

Strategy and Objectives

With the initial investment into PPK, and PPK’s cannabis joint venture relationship with FSST, MJHI is poised to take advantage of significant business development opportunities. The following business divisions are either in process, under development, or are being evaluated in an effort to assemble a dynamic enterprise covering all aspects of seed to sale operations in the cannabis and hemp-based CBD sectors. We believe we have selected excellent partners to assist in achieving the strategic vision outlined below.

Vertically Integrated Cannabis Operations.

Through our investment in PPK and our intention to increase the investment over time to make PPK a wholly owned subsidiary, we will operate as a vertically integrated cannabis company encompassing grow operations, harvesting, processing, extraction, manufacturing, distribution, and retail sales of a full line of products containing THC and CBD. In addition to the FSST joint venture, the Company also recently signed an agreement with International Business Group to produce and distribute the Chronic Brand of products in Oklahoma. The agreement includes a right of first refusal to offer the Chronic Brand in other markets as PPK expands its footprint. The ability to add brands to the PPK distribution system will serve to further increase the market reach of PPK and as MJHI increases its investment into PPK, the MJHI market reach and visibility will also expand.

We followed the Chronic brand distribution agreement with a similar arrangement to represent the WEEDSY brand in Oklahoma and we are now evaluating another brand for both investment and/or brand distribution.

As a result of our brand development efforts, we also became aware of an opportunity to acquire a commercial kitchen operation in Tulsa, Oklahoma with an additional distribution facility in Oklahoma City, Oklahoma. Working with PPK, we entered into an asset acquisition agreement with AOK Ventures, Inc. to acquire the commercial kitchen operations, including a sublease on the Oklahoma City distribution facility. The acquisition was structured with PPK acquiring the assets of AOK and with the Company providing a portion of the funding for the acquisition in exchange for a 15% increase in ownership of PPK, bringing the Company’s total ownership of PPK to 25%. The assets include exclusive distribution rights to distribute the Sublime brand of products in Oklahoma with additional opportunities to expand in other states on similar terms.

Joint Venture for Manufacturing and Distribution with Tribal Partner

FSST is one of 574 Native American Indian tribes recognized by the United States Government. The Flandreau Santee Sioux Reservation is situated on over 5,000 acres of land located along and near the Big Sioux River in Moody County, South Dakota. The reservation facilities include the Royal River Entertainment Complex, which is the only legal casino in South Dakota with 430 gaming devices, a 300-seat entertainment and conference center, a 120-room hotel, an adjacent RV park, plus a full-service restaurant, buffet, snack bar and lounge.

The Tribe has been active in tribal cannabis since 2015 and has a state-of-the-art cultivation facility through which it has resumed cannabis cultivation after the legalization of cannabis in South Dakota in November 2020. The cultivation facility currently houses about 65 strains of cannabis and the Tribe has plans to renovate an existing building to develop a lab, kitchen, packaging, and a dispensary with drive-up service. FSST also has developed a full-line of 2018 Farm Bill Compliant hemp products which it sells under its trade name “Native Nations Cannabis.”

Federal recognition of the sovereign status of Native American Indian tribes under the Indian Reorganization Act of 1934 (the “Act”) allows tribes such as the Flandreau Santee Sioux Tribe to manage their own affairs, including their assets, land, and mineral rights. The Act and the ensuing legislation were intended to create a sound economic foundation for the inhabitants of the reservations. Two of the main benefits of federal recognition are exemption from payment of federal taxes and exemption from many federal and state licensing requirements applicable to non-tribal companies. As a result of these advantages, many tribes have pursued business opportunities in the gaming and tobacco industries. Now, with the growing legalization of marijuana for medicinal and adult use, we believe marijuana provides a new growth area for tribes. FSST is the first tribe to expand into the marijuana industry in South Dakota. PPK and FSST hope to create a unique business model that can be offered to other tribal entities in a coordinated program to grow the Native Nations brand throughout sovereign lands.

Indoor Grow Operations

The Company is evaluating several indoor grow operations for acquisition and/or joint venture operations but has not entered into any binding agreements or arrangements. Management believes that securing indoor grow operations would allow the Company’s operating divisions to access a consistent supply of biomass in the quality demanded by the Company’s customers. Management also believes that the acquisition of an existing indoor grow facility would allow the Company to rapidly generate operating cash flows as the biomass is processed by the Company’s own extraction and manufacturing concerns. As indicated above, PPK and FSST both have their own grow facilities in Oklahoma and South Dakota, respectively, which we believe positions us to apply best practices learned from our and their own operations to newly acquired locations. The Company, PPK, and FSST intends to continue to evaluate indoor grow facilities in locations where they are licensed to grow or manufacture products and in new markets where licenses to cultivate and process marijuana can be obtained at reasonable cost.

The Company is cognizant of the critical processes that must be addressed to effectively monitor and produce a quality product. Steps considered critical include cultivation monitoring, maintenance and monitoring of plant nutrient, irrigation, and lighting systems during the growing cycles, monitoring of production processes, and knowledge of the market demand for products that customers want and for which they will pay a reasonable price. Management believes all of these aspects of the business could be very efficiently driven by software applications. The Company is currently evaluating several competent software alternatives to address these critical processes and the Company expects to develop procedures and practices to obtain a competitive advantage over less sophisticated producers.

Disrupting Cannabis Distributor

Once the products are produced, the next critical phase of our strategic vision is in distribution of the products to customers where and when demanded. This is another area where management believes inventory control, data analysis to determine product demand, and delivery systems focused on getting products into the hands of the customers at the lowest delivery cost possible could be driven by software applications. The Company is currently evaluating inventory control systems, consumer data collection systems, and delivery methods to allow efficient distribution of the products to the consumer.

Traditionally, retail distribution is done through brick-and-mortar dispensaries. With the growing reach of Lyft and Uber, and similar business models, last mile delivery is a growth industry. We believe that software applications may also be applied to this aspect of the marijuana industry and we are evaluating solutions that could disrupt the traditional brick-and-mortar dispensary distribution model at lower cost.

Farm Implements and Nutrient Products

Our goal is to become a preferred provider of agricultural and horticultural products to hemp and marijuana growers and processors. We are targeting small and medium sized commercial growers as well as the hobby farmers prevalent in many areas with recently legalized hemp and marijuana industries. We intend to continue our expansion by building distribution relationships with manufacturers of products that fit in our catalog, and by acquiring rights to manufacture and sell compatible products when those opportunities occur. In the longer term, we intend to open physical warehouse and retail locations on the east and west coasts of the United States and eventually in a central U.S. location in order to optimize logistics for our product sales and distribution efforts. As we build our product lines, we intend to become a one-stop shop for the hemp and marijuana growers looking for ways to improve yield and reduce costs of harvest and processing.

Business Concentration.

In the period ended May 31, 2021, our business in the Debudder product line was concentrated with 83% of our debudder sales going to our top three customers. We expect significant changes in our sources of our revenues in the coming periods and the business concentrations for the period ended May 31, 2021 may not reflect future results.

Competition

At this point in our development, we believe our competitors in the marijuana and hemp product industries are those companies that are acting as product aggregators and distributors of products similar to ours. To date, the hemp industry (primarily relating to CBD oils) and the cannabis industry, have been fragmented and chaotic with large numbers of small and medium sized companies attempting to develop products and then working to gain a toehold in the burgeoning market for those products. CBD products are currently offered on Amazon, E-Bay, and company specific web sites and the competition for consumer attention is extreme. THC product distribution is more limited and governed by the applicable state regulations in each state permitting sale of THC products, either for medicinal purposes or for adult use. A few larger companies such as Trulieve Cannabis Corp., Charlotte’s Web, and Canopy Growth Corp,, among others, have reached critical mass in terms of brand awareness and market reach, but the Company expects to be able to compete effectively with these larger competitors through effective use of technology, the unique aspects of tribal sovereignty, and the growing market presence in Oklahoma and South Dakota.

The direct competition for distribution of the “picks and shovels” needed by the small growers is significantly less congested. There are some retail offshoots from brick-and-mortar businesses like hydroponics shops that offer a range of tools and implements similar to the Company’s product offerings, and these businesses are likely to compete directly with the Company’s offerings. To date we are not aware of any large nationally recognized distributors of like products and we are attempting to position ourselves as a player at the national level. There are significant hurdles to accomplishing this objective, most significantly, availability of capital to build and maintain the online information needed for a comprehensive “one-stop-shop” offering. If we are unable to find the necessary capital to build our product lines and our online presence, we are likely to face increasing competition as other players enter the market. This could have a negative impact on our ability to grow our revenues and compete effectively in the future.

With our expansion into the vertically integrated cannabis space through our investment in PPK, we will be subject to competition for a wider range of industry participants and we expect competition to intensify in the coming periods. We are currently evaluating our sources of direct competition in the Oklahoma and South Dakota markets where PPK is currently operating, and will report on competition experienced by PPK as we develop our history of selling products in these regions.

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

With the acquisition of our interest in PPK (d.b.a. Country Cannabis), and our desire to increase our ownership of PPK to a majority position (up to 100%), we are also now seeking competitive advantages in Oklahoma by expanding the brand pool available to PPK for distribution through the Country Cannabis customer base. By adding brands, including Chronic, Sublime, and Weedsy, MJHI is providing PPK with additional products to offer dispensaries that can be presented at the same time as the usual Country Cannabis sales calls. The potential benefit is increased orders per sales visit and a reduction of selling cost per product across the PPK distribution network.

Marketing and Distribution

Historically, our product offerings have been limited to the debudder product line and additional soil enhancement products that we distribute for other manufacturers. We will continue to develop these capabilities as resources allow. Our primary marketing method for the existing products is through our online shopping site, www.procannagro.com, and through a small number of distributors that offer the debudder products to their customers. We do not expect the debudder will be a significant contributor to revenues or profits in the foreseeable future, but we intend to continue our efforts to grow the business.

Currently, we are also seeking additional business opportunities in the cannabis industry primarily by closely monitoring developments in the cannabis space. When we identify an interesting prospect, our CEO reaches out personally to the management team of the prospect to see if there is a basis for furthering discussions. Our management team also has a long history in the industry and large networks of contacts which provide word of mouth connections to other relevant business prospects. Collectively, we believe we will be able to capitalize on these various connections to build a broad-based business selling products to our customers in the hemp and cannabis space. In the longer term, we intend to pay close attention to other needs of our customers and to meet those needs at the appropriate time with new offerings of products and services, including offering management services, oil extraction capabilities, indoor cannabis growing facilities, manufacturing, distribution, and dispensary locations. If we can secure appropriate funding to expand our product lines, we believe the market for our products will expand.

Manufacturing

We are not currently manufacturing any products in our own facilities. We rely on third party manufacturers for our production runs, and currently have relationships with third party companies for the manufacturing our products, primarily with Chinese companies. We are monitoring the China tariff situation closely and will take appropriate steps to find new contract manufacturing capabilities in other countries should the China tariffs cause a significant impact on our business. Management believes that alternative manufacturers are available, both in the United States and in other industrialized nations, but it is likely that such other sources of manufacturing would only be available at increased cost. Given current gross margins on the debudder line, an increase in costs may impact the long-term viability of the debudder product line. The molds used to manufacture our products were built by Eco Molding Co., Limited in Guandong, China. We own the molds, but it is our understanding that the molds may not be transferred out of China. Consequently, if an alternate manufacturer outside of China becomes necessary, we may be forced to incur the cost of a new mold, which could further affect the viability of the debudder product line. We do not currently have any outstanding contracts with Eco Molding for production of our product and have historically operated on the basis of purchase orders. Our last order for product was for 10,000 units of the Debudder Edge product. We received our final shipment of these units during the year and they are currently held in inventory for sale to customers. At current inventory and sales levels, we expect that another product order will be necessary within 6 months.

Our investment in PPK now also provides the Company with manufacturing capabilities for cannabis products, including pre-rolls, vape cartridges and edible products. While the Company does not manufacture products directly, we will be impacted by our financial interest in PPK and we are continuing to evaluate PPK’s manufacturing operations for the consequences of COVID-19, supply chain impacts, availability of labor, and other matters that could have short or long-term affects on PPK’s operations. To date, we have not determined that there are any outstanding issues that impact PPK’s manufacturing operations, aside from normal and recurring business considerations.

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

We also own the domains for mjhi.com, mjharvestinc.com, and procannagro.com. We utilize mjhi.com as our primary domain, website address and e-mail server address. Procannagro.com is our online shopping site and web based sales tool. Mjharvestinc.com is being pahsed out in favor of mjhi.com, but will likely be retained to protect against confusion caused by third party use if we were to abandon the domain and it became available for others.

Government Regulation

The United States federal government regulates drugs in large part through the Controlled Substances Act, or CSA. Marijuana, which is a form of cannabis, is classified as a Schedule I controlled substance. As a Schedule I controlled substance, the federal Drug Enforcement Agency, or DEA, considers marijuana to have a high potential for abuse with no currently accepted medical use in treatment in the United States (except as disclosed below for epilepsy and related syndromes) and a lack of accepted safety for use of the drug under medical supervision. According to the U.S. federal government, cannabis having a concentration of tetrahydrocannabinol, or THC, greater than 0.3% is marijuana. Cannabis with a THC content below 0.3% is classified as hemp. The scheduling of marijuana as a Schedule I controlled substance is inconsistent with what we believe to be widely accepted medical uses for marijuana by physicians, researchers, patients, and others. Moreover, as of November 30, 2020 and despite the clear conflict with U.S. federal law, 35 states and the District of Columbia have legalized marijuana for medical use, while 15 of those states and the District of Columbia have legalized the adult-use of cannabis for recreational purposes. In November 2020, voters in Arizona, Montana, New Jersey and South Dakota voted by referendum to legalize marijuana for adult use, and voters in Mississippi and South Dakota voted to legalized marijuana for medical use. As further evidence of the growing conflict between the U.S. federal treatment of cannabis and the societal acceptance of cannabis, the FDA on June 25, 2018 approved Epidiolex. Epidiolex is an oral solution with an active ingredient derived from the cannabis plant for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, in patients two years of age and older. This is the first FDA-approved drug that contains a purified substance derived from the cannabis plant. In this case, the substance is cannabidiol, or CBD, a chemical component of marijuana that does not contain the psychoactive properties of THC.

Marijuana is largely regulated at the state level in the United States. State laws regulating marijuana are in conflict with the CSA, which makes marijuana use and possession federally illegal. Although certain states and territories of the United States authorize medical or adult-use marijuana production and distribution by licensed or registered entities, under United States federal law, the possession, use, cultivation, and transfer of marijuana and any related drug paraphernalia is illegal. Although our activities currently do not involve any products that contain THC and we are compliant with the applicable state and local laws in states where we do business, should we enter into a new area that involves THC products, strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under United States federal law nor provide a defense to any federal criminal action that may be brought against us.

In 2013, as more and more states began to legalize medical and/or adult-use marijuana, the federal government attempted to provide clarity on the incongruity between federal law and these state-legal regulatory frameworks. Until 2018, the federal government provided guidance to federal agencies and banking institutions through a series of DOJ memoranda. The most notable of this guidance came in the form of a memorandum issued by former U.S. Deputy Attorney General James Cole on August 29, 2013, which we refer to as the Cole Memorandum.

The Cole Memorandum offered guidance to federal agencies on how to prioritize civil enforcement, criminal investigations and prosecutions regarding marijuana in all states and quickly set a standard for marijuana-related businesses to comply with. The Cole Memorandum put forth eight prosecution priorities:

1.	Preventing the distribution of marijuana to minors;

2.	Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs and cartels;

3.	Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;

4.	Preventing the state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

5.	Preventing violence and the use of firearms in the cultivation and distribution of marijuana;

6.	Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;

7.	Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and

8.	Preventing marijuana possession or use on federal property.

On January 4, 2018, former United States Attorney General Sessions rescinded the Cole Memorandum by issuing a new memorandum to all United States Attorneys, which we refer to as the Sessions Memo. Rather than establishing national enforcement priorities particular to marijuana-related crimes in jurisdictions where certain marijuana activity was legal under state law, the Sessions Memo simply rescinded the Cole Memorandum and instructed that “[i]n deciding which marijuana activities to prosecute... with the [DOJ’s] finite resources, prosecutors should follow the well-established principles that govern all federal prosecutions.” Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecution, the interests of victims, and other principles.

President Biden has nominated Merrick Garland to serve as Attorney General in his administration. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy.

Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of marijuana will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to marijuana (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole memorandum, enforcement priorities are determined by respective United States Attorneys.

We are not aware of other specific governmental regulations that impact our business. We do, however, utilize Chinese vendors for manufacturing a significant portion of the products we sell. To the extent that tariffs are imposed on imported goods manufactured in China, our pricing structure and acceptance in the marketplace may be affected. We currently stock our products through distributors in foreign countries when appropriate and ship direct from our manufacturer to the foreign distributor when such can be done at a cost savings. We intend to continue to explore ways that we can hold our costs down on the products we sell in order to minimize price sensitivity concerns with our customers.

Environmental Laws

We are not aware of any environmental laws that would limit our ability to conduct our current sales and distribution activities in their present form. As we expand our operations to participate more directly in the cannabis and hemp industries, and become a vertically integrated grower, harvester, processor, manufacturer, and distributor of cannabis and hemp products, we will likely be subject to environmental laws, including water usage, recycling, waste disposal, and similar regulations that will vary depending on the location of our facilities. We intend to address the impact of such environmental regulations when we have a specific use case to evaluate.

Organization Within Last Five Years

We were originally incorporated under the name HealthGuard International Marketing Corporation, in the State of Nevada on August 15, 2002. At the time we operated under the name HealthGuard International Marketing Corporation, no business was conducted. In 2003, the Company entered into a reverse takeover transaction with a Japanese Investment Group engaged in the business of gaming. After completing the reverse takeover, the Japanese Investment Group failed to implement its business plan and ceased having any contact with the shareholders of the Company. As a result, the Company was dormant until June 27, 2011, when Jerry Cornwell, our president and one of our Directors, took legal action to obtain the appointment of a custodian to regain control over the Company. On August 15, 2011, the Company held a meeting, with the custodian acting on behalf of the Japanese shareholders and approved a private offering of a control block of stock to a new investor. On September 18, 2011 the District Court of Clark County, Nevada entered an order cancelling all of the shares issued to the Japanese Investment Group. The result of this action was to cede control of the Company to the new investor. In late September, the Company undertook a one-for-ten reverse stock split of its total shares outstanding, reorganized the Company under the name EM Energy, Inc., and began seeking oil and gas properties for development.

In late 2017, the Board reevaluated the oil and gas development efforts and elected to reorganize again to focus on distribution of agricultural and horticultural implements used by farmers and hobbyists around the world. The Company acquired the rights to the DeBudder product line, including the DeBudder Bucket Lid and the DeBudder Edge, and continues to seek other products for distribution through its distributor relationship and its distribution web site located at www.procannagro.com. In 2018, the Company changed its name to MJ Harvest, Inc. and amended and restated its articles of incorporation to reflect the reorganized business direction. The Company also changed its stock symbol to MJHI (formerly RZPK).

These changes were affected in order to make our corporate name and ticker symbol better align with our short-term and long-term business focus. Our current, short-term goals will focus on building our product portfolio while we expand our product sales and build our distribution platform and brand under the www.procannagro.com website.

Our long-term plan is to increase our ownership position in PPK and to concurrently acquire one or more cannabis extraction facilities and grow operations where we can develop additional products, build or brands, research the effectiveness of such products in real world settings, and provide concrete examples of the effectiveness of the products to our customers. This step will also allow us to expand operations into biomass production, processing, and sale of products containing THC and CBD. We can offer no assurances that we will be able to accomplish any portion of our long-range vision.

Employees

As of September 10, 2021, we have no employees. All of our activities are outsourced to consultants and independent contractors who provide services to us as needed and as directed by our Chief Executive Officer. Day to day operations are managed by our Chief Executive Officer and our Chief Financial Officer, and their activities are monitored by our Board of Directors. As business activities require and capital resources permit, we intend to hire employees to fulfill our company’s needs.

Facilities

The Company does not currently have any physical facilities. Each of our officers and directors operate out of home or virtual offices and we are able to meet remotely as needed. Our physical products are placed at third-party fulfillment centers and are shipped direct to our customers by the fulfillment centers. We expect that physical space will not be required until we experience additional growth and our needs for inventory storage expand.

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

The effects of the continued outbreak of COVID-19 and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company, including our ability to operate. As of September 10, 2021, there were no material adverse impacts to the Registrants’ operations due to COVID-19.

The economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets. Management evaluated these impairment considerations and determined that no such impairments occurred as of May 31, 2021.

Item 1A. Risk Factors

As a smaller reporting company, we have elected not to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

The Company neither owns nor holds any interest in any material properties requiring disclosure under this item.

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

Holders of Record

On September 10, 2021, there were 124 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder. Counting non-objecting beneficial owners, the Company has approximately 158 shareholders.

No Dividends

No dividends have ever been paid on our securities, and we have no current plans to pay dividends in the foreseeable future.

Equity Compensation Plan

We did not have an equity compensation plan at May 31, 2021.

Transfer Agent

Pacific Stock Transfer Co., Inc., 6725 Via Austi Parkway, Las Vegas, NV 89119, telephone (702)-361-3033, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

The following tables include all unregistered sales of securities for the fiscal years ending May 31, 2021 and 2020, respectively.

Year Ended May 31, 2021	Shares issued for Services & Other
	Shares	Value
Related Parties
David Tobias, Director	106,974	$40,000
Jerry Cornwell, Director	106,974	40,000
Brad Herr, CFO	160,462	60,000
Total for related parties	374,410	140,000
Unrelated Parties
Services and Other	614,838	218,244
Investment in PPK	1,520,000	972,800
Financing fee	1,200,000	1,800,000
Cancellation	(1,300,000)	(336,875)
Aggregate Totals May 31, 2021	2,409,248	$2,794,169

Year Ended May 31, 2020
Shares Issued for Stock Payable	Shares	Value
Related Parties	300,000	$75,000
Unrelated Parties	208,500	52,125
Total Shares for Stock Payable	508,500	127,125
Related Parties Services
Patrick Bilton, CEO and Director	1,080,001	413,000
David Tobias, Director	120,000	41,000
Jerry Cornwell, Director	120,000	41,000
Brad Herr, CFO	240,000	93,000
Total for Related Parties	1,560,001	588,000
Unrelated Parties
Services	665,634	256,176
Acquisitions	1,400,000	1,008,000
Aggregate Totals May 31, 2020	4,134,135	$1,979,301

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

Item 6. [Reserved]

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

Year Ended May 31, 2021 compared with the Year Ended May 31, 2020

The narrative comparison of results of operations for the years ended May 31, 2021 2020 is based on the following table. The table includes information on continuing operations. Discontinued operations are set out separately.

	Year Ended
	A	B	A-B
	May 31, 2021	May 31, 2020	Change	Change %
REVENUE	$89,186	$129,975	$(40,789)	-31%
Cost of revenues	40,454	17,585	22,869	130%
Cost of sales % of total sales	45%	14%	32%
Gross profit	48,732	112,390	(63,658)	-57%
Gross profit % of sales	55%	86%	-32%
OPERATING EXPENSES
Officer and director compensation	535,000	708,000	(173,000)	-24%
General and administrative	107,546	84,779	22,767	27%
Impairment of intangible assets	—	758,000	(758,000)	-100%
Professional fees and contract services	430,656	531,125	(100,469)	-19%
Total operating expenses	1,073,202	2,081,904	(1,008,702)	-48%
NET LOSS FROM CONTINUING OPERATIONS	(1,024,470)	(1,969,514)	945,044	-48%

Revenues from debudder sales in the year ended May 31, 2021 decreased when compared to the same period in 2020. The decrease is largely attributable to general economic conditions affecting the small and hobby farm customers that comprise the bulk of the Company’s sales. A portion of the current fiscal year was also spent focusing on our discontinued operations and that focus diverted attention from our debudder product line and contributed to the sales decline.

Cost of revenues as a percentage of sales increased in the year ended May 31, 2021 when compared to the same period in 2020. The increase is attributable to the use of fulfillment centers for processing and shipping orders and storing inventory in all of 2021, compared to a partial year use of fulfillment centers in 2020. Management determined that fulfillment centers were a more efficient means of meeting customer demand than setting up our own order processing, packaging and shipping department due to the relatively low volume of products sold and the initial costs to establish these in house capabilities.

Other operating expenses decreased in the year ended May 31, 2021 compared to the same period in the prior year. The decrease was primarily due to the decrease in impairment of intangible assets in 2021 compared to 2020, and more modest decreases in officer and director compensation and professional fees and contract services.

Net loss from operations decreased in 2021 compared with 2020. The decrease in the net loss is attributable to the factors identified above.

Non-operating Expenses.

In connection with a notes payable funding transaction that closed on March 22, 2021, the Company paid $3,683,000 in commitment fees on the notes in the form of 1,200,000 shares of common stock and 3,000,000 warrants to purchase shares exercisable at $0.38 per share with a three-year term ending March 22, 2024. These amounts are classified as non-operating expenses. The commitment fee shares were valued at $1,800,000. The warrants were valued at $1,883,000 using the Black-Scholes method . One half of the warrants may be redeemed for an aggregate payment of $1.00 by the Company if the notes payable are paid in full before September 22, 2021.

The debt investment also resulted in recording $378,442 in interest expense in 2021 compared with $2,976 in 2020 and $2,906,000 in financing fees expense in 2021 compared to none in 2020.

In addition, the Company subsequently invested $1,000,000 in PPK Investment Group, Inc. (doing business as Country Cannabis), a vertically integrated Oklahoma cannabis company. The investment included $620,000 from conversion of a convertible note and 1,520,000 shares of common stock valued for purposes of the acquisition at $380,000. On May 19, 2021, the closing date of the investment, the common stock closed on the OTCQB market at $0.64. The resulting value of the stock portion of the investment of $972,800. Management had determined that the fair value of the investment on May 19, 2021 was the negotiated price of $380,000 and an immediate impairment on the investment in the amount of $592,800 was recorded to reflect a carrying value of this portion of the investment of $380,000 and an aggregate investment of $1,000,000.

Discontinued Operations.

After operating the soils division that was acquired from Elevated Ag Solutions, Inc. (“Elevated”) in the year ended May 31, 2020, for the three months ended August 31, 2020, management undertook an in-depth assessment of the business and concluded that the soils division was not as represented at the time of the acquisition, was not likely to ever operate profitably without significant revisions to operating methods and changes in personnel and was likely to create significant business questions and concerns should it be continued. Accordingly, management elected to discontinue the business acquired from Elevated. Upon discontinuation of the Elevated business, the Company entered into a settlement and unwinding agreement with Elevated and returned all assets acquired in the transaction to Elevated. Common stock issued in the acquisition, aggregating 1,300,000 shares out of 1,400,000 shares originally issued, were cancelled, and the Company paid a $10,000 walk-away fee. In the aggregate, the Company recognized a loss from discontinued operations of $14,151 in the year ended May 31, 2021.

The Elevated operating results for the year ended May 31, 2021 compared to 2020 are reflected in the following table.

OPERATING RESULTS

	Year Ended May 31, 2021	Year Ended May 31, 2020
Revenue	$75,217	$197,916
Cost of revenue	$66,243	192,077
Amortization	$13,125	—
Gross profit	(4,151)	5,839
Loss on discontinued operations	10,000	—
	$(14,151)	$5,839

Liquidity and Capital Resources

Cash flow used in operating activities for the year ended May 31, 2021 was $538,024 compared with $271,527 in 2020. During the period, our total cash increased by $90,976. Cash to fund the negative cash flow from operations was derived primarily from proceeds of advances from related parties totaling $488,000, and a net of $777,000 from the notes payable. The increase in our cash position at May 31, 2021 is largely attributable to the debt financing entered into on March 22, 2021.

Our historic operations have not been sufficient to support the existing infrastructure, much of which is required in order to maintain public company status. On March, 22, 2021, we entered into a debt funding transaction and made a loan to an operating cannabis company as described in more detail below. The debt funding transaction and the loan are steps in the targeted acquisition of the operating company PPK, and we expect that the eventual acquisition of PPK will improve our ability to support the infrastructure costs of maintaining our public company status. We also continue to seek out potential acquisition candidates with a focus on acquiring additional operating companies with scale sufficient to support all aspects of the Company’s operations, including the public company infrastructure. The Company is currently heavily dependent on funding through advances from related parties, but no assurances can be given that such funding will continue to be available in future periods. The debt funding matures on September 22, 2021 but may be extended for six months at an increased interest rate of 15% per annum. At this time, the Company anticipates that it will extend the notes through March 22, 2022.

We have maintained active operations as a manufacturer and distributor of the debudder product line since 2018. We do not consider the Company to be a shell company as that term is defined in the Securities Act of 1933, as amended.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $4,915,863 for the year ended May 31, 2021and had an accumulated deficit of $9,098,257 as of May 31, 2021.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  It will be important for the Company to succeed in its efforts to raise capital in this manner to further its business plan in an aggressive manner.  Raising additional capital may cause dilution to current shareholders.

Off Balance Sheet Arrangements

None

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we have elected not to provide the information required by this item.

Item 8. Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, May 31, 2021 and 2020

●	Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets, May 31, 2021 and 2020

●	Consolidated Statements of Operations for the Years Ended May 31, 2021 and 2020

●	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended May 31, 2021 and 2020

●	Consolidated Statements of Cash Flows for the years ended May 31, 2021 and 2020

●	Notes to the Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounts and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of May 31, 2021 and that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported in a timely manner. In making this determination, we reviewed the material weaknesses in internal control over financial reporting and concluded that the direct involvement of the CFO in all aspects of financial reporting addressed this concern.

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

Management of the Company has assessed the effectiveness of our internal control over financial reporting as of May 31, 2021. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of our assessment, we concluded that we have material weaknesses in our internal control over financial reporting as of May 31, 2021. We identified material weaknesses resulting from a lack of segregation of duties, and management override of controls.

We plan to address the material weaknesses identified by adding additional accounting personnel and functions, and by designing additional controls over the documentation and application of technical accounting guidance to our business. We are also reviewing our practices to limit management’s ability to override controls.

Because these material weaknesses exist, management has concluded that our internal control over financial reporting as of May 31, 2021is ineffective.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the quarter ended May 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table indicates the name, age, term of office and position held by each of our executive officers and directors.

Name	Age	Position	Incumbency Date
Patrick Bilton	60	Secretary and Director	11/03/2017
Patrick Bilton		Chief Executive Officer	01/01/2018
Brad Herr	67	Chief Financial Officer	03/24/2018
Jerry Cornwell	82	Director and President	09/20/2011
David Tobias	70	Director	11/03/2017

Certain biographical information with respect to our executive officers and directors.

Patrick Bilton, CEO, Secretary and Director manages our product development and product acquisition efforts and is focused on implementing our strategic business direction. Patrick joined MJ Harvest in 2017 and has been instrumental in establishing our existing operations while also seeking to expand our business as opportunities present themselves. Patrick sold his landscape services business in 2007 and after working with the new owners over a three-year transition period, has been since 2010 to the present, involved as a consultant in construction management, working primarily on luxury and high end residential real estate projects. Concurrently, Patrick has worked as a consultant with other public companies in their business development and merger and acquisition efforts, primarily focused on herbal and plant-based products and derivatives, including Cannabis Sativa, Inc. (symbol “CBDS”). Patrick brings a wealth of practical experience and a deep understanding of the requirements of growers of hemp and cannabis crops. With Patrick’s guidance, we are developing a portfolio of tools and implements that are used in growing and harvesting crops.

Brad Herr, CFO manages our financial reporting functions, provides risk management oversight, and is a key member of the management team working closely with Patrick Bilton to evaluate and structure business opportunities as they arise. Brad is the sole owner of Nexit, Inc., a management services firm though which he offers business consulting services to the public, Brad has owned Nexit, Inc. since April 2018. He also served as CFO to SponsorsOne, Inc., another publicly traded company with emerging business opportunities until April 30, 2019. Brad graduated from the University of Montana with a Bachelor of Science Degree in Business Accounting in 1977 and a Juris Doctorate in 1983. In 2005, Mr. Herr received an MBA from Gonzaga University. Brad practiced law for 13 years focusing primarily on business representation and securities law. Brad participated as legal counsel or principal in private and public offerings raising more than $75 million over his career. In 1996, Brad left the practice of law to pursue a career in business. Brad has served as CFO, COO, President and Board Member for a number of publicly traded and private companies over the last 23 years though other than as set forth herein, he holds no such positions at this time. Brad brings a diverse business development, accounting and legal background to his current positions.

Jerry Cornwell, President and Director is currently and has been since 1993, the managing member of two Investor Relations companies: XXX Enterprises, LLC dba Bristol Media, Ltd. and Valhalla Financial Group, LLC. The services provided to clients range from initial merger of Microcap OTC companies to NASDAQ listed companies. He was President and Chief Executive Officer of Pan Environmental Corporation from 1993 until 2000. For the prior ten years, he was a principal of Corn-Mill Enterprises, a business advisory firm involved in Mergers/Acquisitions and Capital funding. From 1974 to 1983 Mr. Cornwell was owner, President and Chief Executive Officer of J. A. Cornwell, Inc. a land reclamation and irrigation development firm, with annual revenues of $135 million. In 1982 the company was listed #7 on Inc 500 fastest growing Private Companies. In the past 30 years Mr. Cornwell has held positions as Director and/or Officer, on at least 10 other public companies, though other than as set forth herein, he does not hold any such positions at this time. He was elected to the Board of Directors by shareholders and appointed as President/CEO of the Company, then operating as Ryozanpaku International, Inc. on October 24, 2010. Jerry currently focuses on the building an active market for the Company’s shares and provides assistance in finding and evaluating business opportunities.

David Tobias, Director is serving as President of Wild Earth Naturals, Inc., a position he has held since May 2013. In addition, Mr. Tobias is serving as the CEO, president, secretary and director of Cannabis Sativa, Inc. (“CBDS”), a fully reporting company under the Securities Exchange Act of 1934. Mr. Tobias has been a director and officer of CBDS since July of 2013. He also served as the President of Hemp, Inc. from August 2011 to January 9, 2014. Prior to that, from October 2009 until May 2011, Mr. Tobias held the position of Vice President at Medical Marijuana Inc. where he was instrumental in bringing forward and culminating the merger between CannaBank and Medical Marijuana, Inc. Within the last five years, Mr. Tobias has also served as a member of the board of directors for Grow Capital, Inc. (“GRWC”). David’s experience with many aspects of the burgeoning marijuana trade in the United States allows him to focus on business development. His extensive contacts in the cannabis industry yield frequent business opportunities which David refers to Patrick and Brad for a detailed conceptual work-up.

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

Our board of directors designated an audit committee to be comprised of two independent directors. At this time, the Company has no independent directors and does not have an independent "financial expert" to serve on the audit committee. As a result, the Company is not able to designate an audit committee and the function of the audit committee is currently being performed by the entire Board.

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

Director Meetings

The Company’s Board of Directors met telephonically as needed during the years ended May 31, 2021 and 2020. No regular meetings are scheduled, and the Board members have been available by phone on short notice when Board action has been required. Most actions are accomplished without a meeting and each director consents to taking action without notice. In the year ending May 31, 2022, meetings will again be held as needed. In light of the COVID-19 Pandemic, the Board intends to conduct meetings remotely until further notice.

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

Section 16(a) Beneficial Ownership Reporting Compliance

On February 5, 2021, we voluntarily filed a registration statement on Form 10 to register our common stock as a class. The registration went effective on April 6, 2021, requiring the filing of a report on Form 3 by persons designated under Section 16(a). Timely filing of the Form 3 was made by Mr. Herr and late filings were made by Messrs. Bilton, Cornwall, and Tobias.

Item 11. Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer and principal financial officer in all capacities for the fiscal years ended May 31, 2021 and 2020.  No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000 other than as set forth in the table.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary and Fees $	Stock Awards $	Total $
Patrick Bilton, President and CEO	2021	280,000	-0-	280,000
	2020	-0-	413,000	413,692

Brad Herr, CFO	2021	120,000	60,000	180,000
	2020	120,000	93,000	213,000

All compensation reflected in the above table was paid pursuant to independent contractor agreements between the individuals listed and the Company. All stock awards were also authorized by the Board of Directors as such payments were made.

We do not have any retirement, pension or profit-sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Outstanding Equity Awards

At fiscal year end of May 31, 2021, no named executive officer held any equity award requiring disclosure under this item.

Director Compensation

During the fiscal year ended May 31, 2021, the following compensation was paid to directors, excluding the named executive officers whose compensation is disclosed above:

Name	Stock awards ($)	Total ($)
David Tobias	40,000	40,000
Jerry Cornwell	40,000	40,000

Our directors are issued shares of common stock quarterly for their service on the board of directors.  During the year ended May 31, 2021, the directors were paid $10,000 each quarter. These amounts were paid in shares of common stock of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of August 15, 2021, of (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors, named executive officers, and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(2)		Percent of Class(2)
Patrick Bilton(1)	4,133,401	(3)	16.2%

Jerry Cornwell(1)	3,697,218	(4)	14.5%

Brad Herr(1)	640,462	(5)	2.5%

David Tobias(1)	6,389,373		25.1%

Executive Officers and Directors as a Group (4 Persons)	16,380,454		64.3%

PPK Investment Group, Inc. (6)	1,520,000	(7)	6.0%

(1)The address for each party is 9205 W. Russell Rd., Suite 240, Las Vegas, NV 89139.

(2)This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. As of the date of this table, we had 25,477,122 shares outstanding.

(3)Includes 830,000 shares held by Old Floresta, LLC, an entity owned and controlled by Mr. Bilton.

(4)Includes 2,446,261 shares held by XXX Enterprises, LLC, an entity owned and controlled by Mr. Cornwell.

(5)These shares are held of record by Nexit, Inc., an entity owned and controlled by Mr. Herr.

(6)The address for PPK Investment Group, Inc. is 1704 East Rock Island Avenue, Wilburton, Oklahoma 74578.

(7)The shares owned by PPK Investment Group, Inc. are voted by Clinton Pyatt, President.

There are no current arrangements which will result in a change in control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended May 31, 2021, the Company received additional advances totaling $208,000 from Mr. Patrick Bilton, Chief Executive Officer and director of the Company to cover operating expenses. In addition, Mr. Bilton deferred payment of his salary and director fees in the aggregate amount of $280,000 which is recorded as payable to related party for services in the financial statements. As of May 31, 2021, net advances from related parties totaled $1,317,982. This amount is comprised of $$928,414 due to Mr. Bilton for advances to the Company, $280,000 due to Mr. Bilton for deferred salary, $80,553 due to Mr. Tobias, a director for advances to the Company, and $29,015 due to Mr. Cornwell, a director for advances to the Company. The Company has not recorded interest on these amounts, and it is likely that the balances will be paid in stock at a future date.

Approval of Related Party Transactions

Related party transactions are reviewed and approved or denied by the board of directors of the Company. If the related party to a transaction is a member of the board of directors, the transaction must be approved by a majority of the board that does not include the related party.

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees that were billed or expected to be billed for the fiscal years ended May 31, 2021, and 2020, for professional services rendered by Assure CPA LLC.

	Assure CPA LLC 2021	Assure CPA LLC 2020
Audit Fees	$47,200	$37,800
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	2,200	6,100
Total	$49,400	$43,900

“Audit Fees” represents fees for professional services provided in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports and related services normally provided in connection with statutory and regulatory filings and engagements and consents.

“Audit-Related Fees.” No audit related fees were incurred in the years ended May 31, 2021 and 2020.

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

Item 15. Exhibit and Financial Statement Schedules.

(a) Financial Statements

The following financial statements are included with this report:

(b)       Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference(1)
3.2	3	Bylaws	Incorporated by Reference(1)
10.1	10	Independent Contractor Agreement with Patrick Bilton effective January 1, 2019	Incorporated by Reference(1)
10.2	10	Independent Contractor Agreement with Brad E. Herr effective January 1, 2019	Incorporated by Reference(1)

Exhibit Number	SEC Reference Number	Title of Document	Location
10.3	10	Securities Purchase Agreement with PPK Investment Group, Inc. dated March 22, 2021	Incorporated by Reference(2)
10.4	10	Convertible Note from PPK Investment Group, Inc. dated March 24, 2021	Incorporated by Reference(2)
21.1	21	Subsidiaries of Registrant	This Filing
31.1	31	Section 302 Certification of Chief Executive Officer	This Filing
31.2	31	Section 302 Certification of Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive Officer	This Filing
32.2	32	Section 1350 Certification of Chief Financial Officer	This Filing
101.INS		XBRL Instance Document	(3)
101.SCH		XBRL Taxonomy Extension Schema	(3)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase	(3)
101.DEF		XBRL Taxonomy Extension Definition Linkbase	(3)
101.LAB		XBRL Taxonomy Extension Label Linkbase	(3)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase	(3)

(1) Incorporated by reference to Exhibits 3.1, 3.2, 10.1 and 10.2 of the Company’s Form S-1 Registration Statement which was declared effective on January 9, 2020.

(2) Incorporated by reference to Exhibit 10.1 and 10.2 of the Company’s current report on Form 8-K dated March 30, 2021.

(3) XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document. These files will be added by amendment.

Item 16. Form 10-K Summary

None

[SIGNATURES ON NEXT PAGE]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJ HARVEST, INC.
(Registrant)

Dated: September 13, 2021	By: /s/ Patrick Bilton
Patrick Bilton, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 13, 2021	/s/ Patrick Bilton
Patrick Bilton
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 13, 2021	/s/ Brad E. Herr
Brad E. Herr
Chief Financial Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)

Dated: September 13, 2021	/s/ David Tobias
David Tobias
Director

Dated: September 13, 2021	/s/ Jerry Cornwell
Jerry Cornwell
Director

MJ HARVEST, INC.

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of MJ Harvest, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MJ Harvest, Inc. (the "Company")  as of May 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has continuing losses and accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Assure CPA, LLC

We have served as the Company's independent auditor since 2016.

Spokane, Washington

September 13, 2021

MJ HARVEST, INC.

Consolidated Balance Sheets

May 31, 2021 and 2020

	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,319	$32,343
Accounts receivable	—	19,216
Vendor deposits	—	20,000
Inventory	28,159	32,840
Total current assets	151,478	104,399

Investment in PPK	1,000,000	—
Fixed assets, net	10,839	15,879
Finite-lived intangible assets	125,834	465,834
Indefinite-lived intangible assets	6,000	25,000

Total Assets	$1,294,151	$611,112

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$181,594	$62,801
Notes payable, net of discount	350,000	—
Other current liabilities	—	35,060
Total current liabilities	531,594	97,861

Common stock payable	100,000	100,000
Advances from related parties	1,317,982	829,982
Total Liabilities	1,949,576	1,027,843

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized, 25,302,122 and 22,892,874 issued and outstanding, respectively	2,530	2,289
Additional paid-in capital	8,440,302	3,763,374
Accumulated deficit	(9,098,257)	(4,182,394)
Total stockholders' equity (deficit)	(655,425)	(416,731)
Total Liabilities and Stockholders' Equity (Deficit)	$1,294,151	$611,112

The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC.

Consolidated Statements of Operations

For the years ended May 31, 2021 and 2020

	2021	2020
REVENUE	$89,186	$129,975
COST OF REVENUE	40,454	17,585
Gross profit	48,732	112,390

OPERATING EXPENSES:
Officer and director compensation	535,000	708,000
General and administrative	107,546	84,779
Impairment of intangible assets	—	758,000
Professional fees and contract services	430,656	531,125
Total operating expenses	1,073,202	2,081,904

NET LOSS FROM CONTINUING OPERATIONS	(1,024,470)	(1,969,514)

NON-OPERATING EXPENSES
Interest expense	(378,442)	—
Loan financing fees	(2,906,000)	—
Impairment on investment	(592,800)	—
Total non-operating expenses	(3,877,242)	—

GAIN (LOSS) FROM DISCONTINUED OPERATIONS
Operating loss from discontnued operations	(4,151)	5,839
Loss on discontinued operations	(10,000)	—
Total gain (loss) from discontinued operations	(14,151)	5,839

NET LOSS	$(4,915,863)	$(1,963,675)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.21)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	23,262,759	20,204,819

The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended May 31, 2021 and 2020

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE AT May 31, 2019	18,758,739	$1,876	$1,784,486	$(2,218,719)	$(432,357)

Acquisiton of intangible assets	1,400,000	140	1,007,860	—	1,008,000
Share based compensation	2,225,635	222	843,954	—	844,176
Shares issued for stock payable	508,500	51	127,074	—	127,125
Net loss	—	—	—	(1,963,675)	(1,963,675)

BALANCE AT May 31, 2020	22,892,874	$2,289	$3,763,374	$(4,182,394)	$(416,731)

Cancellation of shares related to Elevated	(1,300,000)	(130)	(336,745)	—	(336,875)
Share based compensation	989,248	99	358,145	—	358,244
Shares issued for loan financing fee	1,200,000	120	1,799,880	—	1,800,000
Warrants issued for loan financing fee	—	—	1,883,000	—	1,883,000
Shares issued for investment in PPK	1,520,000	152	972,648	—	972,800
Net loss	—	—	—	(4,915,863)	(4,915,863)

BALANCE AT May 31, 2021	25,302,122	$2,530	$8,440,302	$(9,098,257)	$(655,425)

The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC.

Consolidated Statements of Cash Flows

For the years ended May 31, 2021 and 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,915,863)	$(1,963,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	358,244	844,176
Depreciation and amortization	33,165	14,206
Loss on discontinued operation	10,000	—
Amortization of note payable discount	350,000	—
Loan financing fees	2,906,000	—
Impairment of intangible assets	—	758,000
Impairment of investment in PPK	592,800	—
Changes in operating assets and liabilities:
Accounts receivable	19,216	(10,025)
Deposits	20,000	(19,520)
Inventory	4,681	23,365
Accounts payable and other current liabilities	83,733	81,946
NET CASH (USED IN) OPERATING ACTIVITIES	(538,024)	(271,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangibles	(6,000)	—
Payment made to Elevated in unwinding (Note 10)	(10,000)	—
Convertible note receivable issued to PPK	(620,000)	—
NET CASH (USED) IN INVESTING ACTIVITIES	(636,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	810,000	—
Financing fees paid in cash	(33,000)	—
Proceeds from advances from related parties	488,000	290,278
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,265,000	290,278

NET CHANGE IN CASH AND CASH EQUIVALENTS	90,976	18,751
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32,343	13,592
CASH AND CASH EQUIVALENTS END OF YEAR	$123,319	$32,343

Supplemental disclosure of cash flow information Cash paid for interest	$20,700	$2,976
Non cash financing and investing activities:
Common stock issued for acquisition of Elevated assets	—	1,008,000
Cancellation of common stock returned by Elevated (Note 10)	336,875
Common stock issued for investment in PPK	972,800	—
Conversion of PPK note receivable to investment in PPK	620,000	—
Common stock to be issued for patents	—	100,000
Common stock issued for stock payable	—	127,125

The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

MJ Harvest, Inc. (the “Company”), develops, acquires, and distributes agricultural and horticultural tools and implements for sale primarily to growers and operators in the hemp and cannabis retail industry. The Company owns 100% of G4 Products LLC, (“G4”) which owns intellectual property for a patented manual debudder product line marketed under the Original 420 Brand as the Debudder Bucket Lid and Edge. The Company also owns 100% of AgroExports LLC (“Agro”) which serves as the domestic and international distribution arm for sales of agricultural and horticultural tools and implements. The Company operates its sales portal website, www.procannagro.com, for online sales of its products.

In 2019, the Company formed AgroExports.CA ULC (“Agro Canada“), a wholly owned Canadian subsidiary in order to facilitate online payments from sales in Canada. Sales in Canada are currently serviced through a fulfillment center in Toronto.

In the year ending May 31, 2021, the Company expanded its focus to include a minority investment interest in PPK Investment Group, Inc. (“PPK“) a vertically integrated cannabis company in Oklahoma that operates as a grower, harvester, processor, manufacturer and distributor of the Country Cannabis Brand of cannabis products. The investment in PPK represents a shift in focus from an agricultural implements based business to a broader cannabis industry focus.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP“). The Company’s fiscal year-end is May 31.

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

Going Concern

The Company has an accumulated deficit on May 31, 2021 of $9,098,257 which, among other factors, raises substantial doubt about the Company‘s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, Continued:

Additional acquisitions and business opportunities are now under consideration. Management intends to finance operating costs over the next twelve months with cash flows from operations, private placement or public offering of common stock or debt instruments, and when necessary, advances from directors and officers. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

New Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB“) issued Accounting Standards Update (“ASU“) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The update modifies the disclosure requirements for recurring and nonrecurring fair value measurements, primarily those surrounding Level 3 fair value measurements and transfers between Level 1 and Level 2. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Adoption of this update as of June 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction Between Topic 808 and Topic 606 Revenue from Contracts with Customers, which clarifies when transactions between participants in a collaborative arrangement are within the scope of Topic 606. Adoption of this update as of June 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. Management is evaluating the impact of this update on the Company’s consolidated financial statements.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

At May 31, 2021 and 2020, the Company did not have any assets or liabilities that were measured at a fair value on a recurring basis.

Financial Instruments

The carrying amounts of cash and cash equivalents, investment in PPK, and advances from related parties, reported on the consolidated balance sheets approximate their fair value as of May 31, 2021 and 2020. The principal balance of notes payable also approximates its fair value as of May 31, 2021.

Investments

Equity securities are generally measured at fair value. Unrealized gains and losses for equity securities are included in earnings. If an equity security does not have a readily determinable fair value, the Company may elect to measure the security at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. At the end of each reporting period, the Company reassesses whether an equity security without a readily determinable fair value qualifies to be measured at cost minus impairment, considers whether impairment indicators exist to evaluate whether the investment is impaired and, if so, records an impairment loss. Upon sale of an equity security, the realized gain or loss is recognized in earnings.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less when acquired to be cash equivalents.

Revenue Recognition

The Company generates revenue based on sales of products and revenue is recognized when the Company satisfies its performance obligation by shipping products to our customers. Our products consist of agricultural tools and implements, soils, and soil additives used primarily in growing and harvesting hemp and marijuana. Shipments terms are FOB origination, and revenue is recognized when the product is delivered to the shipper by our fulfillment centers or, in the case of drop shipments of distributed products, when the products are shipped from the manufacturer. At the time the products are delivered to the shipper, no other performance obligations remain. Revenue is recognized in an amount that reflects the consideration that is received in exchange for the products shipped.

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

Accounting for Acquisitions

Business acquisitions are recorded using the acquisition method of accounting and, accordingly, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. After the purchase price has been allocated, goodwill is recorded to the extent the total consideration paid for the acquisition, including the acquisition date fair value of contingent consideration, if any, exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities. Acquisition costs for business combinations are expensed when incurred.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible Assets

Intangible asset amounts are initially recognized at the acquisition date fair values of intangible assets acquired.

Finite-lived intangible assets are amortized over their useful lives. The carrying amounts of finite-lived intangible assets are evaluated for recoverability whenever events or changes in circumstances indicate that the Company may be unable to recover the asset’s carrying amount.

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

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. During the year ended May 31, 2021, the Company had 3,000,000 warrants outstanding which were anti-dilutive due to the net loss recognized in the period. In the year ended May 31, 2020, the Company had no common stock equivalents outstanding.

Share-Based Payments

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the common stock issued and recognized when the board of directors authorizes the issuance.

NOTE 2 – INTANGIBLES

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At May 31, 2021 and 2020, intangibles assets are:

	May 31,	May 31,
Intangibles	2021	2020
Finite lived intangibles
Patents	$250,000	$250,000
Less: Impairment of patents	(100,000)	(100,000)
	150,000	150,000
Less: accumulated amortization	(24,166)	(9,166)
Patents, net	125,834	140,834

Non-compete agreement	157,000	157,000
Less: impairment of non-compete	(107,000)	(107,000)
	50,000	50,000
Less: accumulated amortization	(6,900)	—
Less: adjustment for discontinued operations	(43,100)	—
Non-compete agreement, net	—	50,000

Customer relationships	826,000	826,000
Less: Impairment of relationships	(551,000)	(551,000)
	275,000	275,000
Less: accumulated amortization	(6,225)	—
Less: adjustment for discontinued operations	(268,775)
Customer relationships, net	—	275,000
Total finite lived intangibles	125,834	465,834

Indefinite lived intangibles
Domain names	31,000	25,000
Less: adjustment for discontinued operations	(25,000)	—
Total domain names	6,000	25,000
Total intangibles	$131,834	$490,834

Amortization expense for the year ended May 31, 2021 and 2020 was $15,000 and $9,166, respectively (excluding discontinued operations which recorded amortization expense in the year ended May 31, 2021 of $13,125). This amortization related exclusively to the patents.

The estimated aggregate amortization expense for each of the next five fiscal years ending on May 31 are as follows:

2022	$15,000
2023	$15,000
2024	$15,000
2025	$15,000
2025	$15,000

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company assessed the fair value of the patent rights using an evaluation of expected future revenues and earnings from the intangible patent rights. This assessment resulted in no impairment charge during the years ended May 31, 2021 and 2020.

On October 8, 2019, the patents were issued by the United States Patent and Trademark Office (“USPTO”) on the debudder product and the Company became obligated to pay an additional $100,000 to the inventor under contingent terms of the G4 acquisition agreement which was added to the patents carrying value. This amount for the years ended May 31, 2021 and 2020 is payable in 400,000 shares of common stock valued at $0.25 per share.

On May 28, 2021, the Company acquired the domain name, MJHI.com for $6,000. The new domain name matches the Company’s stock symbol and is likely to be easier for customers and other stakeholders to remember. The domain name is an indefinite lived intangible asset and will not be amortized. As of May 31, 2021, there were no indications of impairment of this indefinite lived intangible asset.

During the year ended May 31, 2020, the Company entered into an acquisition with Elevated Ag Solutions, Inc. (“Elevated”) to acquire certain intangible assets the Company expected to apply to an expanded online agricultural product line and distribution. The acquisition did not produce the expected results and the Company and Elevated entered into an agreement to unwind the acquisition on November 4, 2020. The unwinding was completed in March 2021 and the Company discontinued the operations acquired from Elevated and no longer holds any intangible assets relating to the Elevated acquisition. See Note 10.

NOTE 3 – INVESTMENT IN PPK INVESTMENT GROUP, INC.

On March 24, 2021, the Company, as lender, closed a loan to PPK Investment Group, Inc. (“PPK”) in the form of a convertible note (“Note”) in the amount of $620,000. The convertible note bore interest at 6% per annum and was due on September 1, 2021. In accordance with its terms, the Company converted the Note on May 19, 2021 into a 6.2% interest in PPK. Upon conversion, the interest accrued of $5,707 through the date of conversion was forgiven.

Upon conversion, a Securities Purchase Agreement dated March 24, 2021 (the “PPK Agreement”) became effective and the Company acquired an additional 3.8% interest in PPK (10% in total) for payment of $380,000 by issuance of 1,520,000 shares of restricted common stock of the Company. The fair value of shares was $972,800 based on the trading price of the Company’s shares of $0.64. The Company determined that the fair value of the 3.8% interest on the conversion date was $380,000 which was the negotiated price between the two parties. Thus, the Company recorded an impairment expense of $592,800 on the conversion date.

The PPK Agreement includes a put option allowing PPK to put shares of the Company’s common stock received as part of the Company’s investment in PPK, back to the Company at $0.25 per share. The put option protects PPK against a drop in the market price of the Company’s common stock below $0.25 per share. The put option may be exercised after six months from the date of the investment on May 19, 2021. Not more than 5% of the total shares held by PPK can be put back to the Company in any calendar quarter. The put option had no value at May 31, 2021 as the Company’s common stock was trading above $0.25 on that date.

The PPK Agreement gives the Company the right to increase its investment up to a 100% ownership interest in PPK, provided such increased ownership is in compliance with Oklahoma State cannabis licensing requirements. Terms of purchase for increased ownership of PPK will be similar to those as the initial acquisition with a combination of cash and shares of the Company’s common stock. After May 31, 2021, the Company increased its investment in PPK to 25%. See Note 12, Subsequent Events.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company, pursuant to the PPK Agreement, is also obligated to pay an earnout to PPK as follows:

●	The Company is required to pay additional consideration to PPK for an earnout in the event the PPK business valuation at the end of a pre-determined look back period is greater than $10,000,000. For purposes of the earnout, the valuation will be based on three times earnings before interest, taxes, depreciation, and amortization (EBITDA). If EBITDA exceeds $3,333,333 in the twelve months immediately preceding the look back date of March 31, 2023, additional consideration will be owed to PPK under the earnout in an amount sufficient to equal the earnout valuation less $10,000,000 times the percentage of PPK then owned by the Company. Such additional consideration will be paid 62% in cash and 38% in shares of the Company’s common stock.

●	The Company agrees to employ Ralph Clinton Pyatt III (“Clinton Pyatt”), President of PPK, to continue his role as Chief Executive Officer and President of PPK business for a period of at least three years.

●	The Company would have an option to acquire the real estate that PPK utilizes in its operations. The real estate is currently under lease to PPK by an affiliated company owned by Clinton Pyatt, the President of PPK.

NOTE 4 – NOTES PAYABLE

On March 22, 2021, the Company entered into agreements with AJB Capital Investments LLC (“AJB”) and SDT Holdings LLC (“SDT”) for the purchase of an aggregate of $900,000 in Promissory Notes (the “Notes”), $300,000 from AJB and $600,000 for SDT. The terms of the Notes are the same except for the dollar amounts and fees which are double for SDT compared to AJB. The terms of the Notes are described below in the aggregate.

The Notes provided for an original issue discount of 10% or $90,000, payment of legal fees of $22,500, and payment of $10,500 for due diligence fees, resulting in net proceeds to the Company of $777,000. The Notes bear interest at the rate of 12% if paid on or before September 21, 2021. The Company has the right to extend the Notes for an additional six months at an interest rate of 15%, in which case the Notes would be due March 21, 2022. The Notes are secured by all assets of the Company.

Interest on the notes is payable in monthly installments of $9,000 on the first of each month with the first payment due on April 1, 2021. An aggregate of $20,700 in interest was incurred and paid on the notes in the period ended May 31, 2021. The notes provide that the full amount of interest on the notes for the initial six-month term will be payable even if the notes are paid off prior to expiration of the initial term.

The Company also paid a financing fee of $3,683,000 by issuance of 1,200,000 shares of its restricted common stock and 3,000,000 warrants to purchase shares that are exercisable at $0.38 per share with a three-year term expiring on March 21, 2024. The financing fee shares were valued at $1,800,000 based on the trading price of the Company’s common stock on the date of the borrowing. The warrants were valued at $1,883,000 using the Black-Scholes method based on a current stock price of $1.50 per share on the warrant issuance date, exercise price of $0.38, an expected term of three years, stock volatility of 334.5% and a discount rate of 0.32%. One half of the warrants may be redeemed for an aggregate payment of $1.00 by the Company if the notes payable are paid in full by September 22, 2021.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In aggregate, financing fees and original issue discount totaled $3,806,000 which is greater than the note payable balance of $900,000. As a result, the Company recorded a full discount of $900,000 against the balance of the note payable and is amortizing the discount over the term of the note. During the year ended May 31, 2021, the Company recognized $350,000 in amortization expense leaving an unamortized discount balance of $550,000 as of May 31, 2021. This balance will be amortized through September 2021. The remaining amount of the financing fees of $2,906,000 was recognized as expense for the year ended May 31, 2021.

In aggregate, financing fees and original issue discount totalled $3,806,000 which is greater than the note payable balance of $900,000. As a result, the Company recorded a full discount of $900,000 against the balance of the note payable and is amortizing the discount over the term of the note. During the year ended May 31, 2021, the Company recognized $350,000 in amortization expense leaving an unamortized discount balance of $550,000 as of May 31, 2021. This balance will be amortized through September 2021. The remaining amount of financing fees of $2,906,000 was recognized as expense for the year ended May 31, 2021.

In an event of default, the remaining principal amount of the notes plus all accrued interest and any other fees then due may be converted at the sole election of the note holders into shares of the Company’s common stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party advances represent funds advanced to the Company for working capital. At May 31, 2021 and 2020, respectively, the Company had advances from related parties and balances due for expenses paid on behalf of the Company. These amounts are not subject to repayment terms, bear no interest, and are expected to be repaid to the related parties in common stock at a future date. These related party transactions and balances are set out in the following tables.

	Related Party Advances at	Additions During the Year Ended May 31, 2021		Related Party Advances at	Payable to Related Parties for Services at
	May 31, 2020	Advances	Services	May 31, 2021	May 31, 2021
Related Parties
Patrick Bilton, CEO and Director
Cash Advances	$726,414	$202,000	$—	$928,414	$—
Payable for services	—		280,000		280,000
David Tobias, Director	80,553	—	—	80,553	—
Jerry Cornwell, Director	23,015	6,000	—	29,015	—
Total for related parties	$829,982	$208,000	$280,000	$1,037,982	$280,000
Aggregate advances from related parties					$1,317,982

	Related Party Advances at	Additions During the Year Ended May 31, 2021		Related Party Advances at	Payable to Related Parties for Services at
	May 31, 2019	Advances	Services	May 31, 2020	May 31, 2020
Related Parties
Patrick Bilton, CEO and Director	$448,455	$277,959	$—	$726,414	$—
David Tobias, Director	75,553	5,000	—	80,553	—
Jerry Cornwell, Director	15,696	7,319	—	23,015	—
Total for related parties	$539,704	$290,278	$—	$829,982	$—

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SHARE CAPITAL

The authorized capital of the Company consists of 100,000,000 common shares with a par value of $0.0001 per share, and 5,000,000 preferred shares with a par value of $0.0001 per share.

During the years ended May 31, 2021 and 2020, shares of common stock were issued to related and non-related parties for acquisitions, and services. The following table breaks out the issuances by type of transaction and by related and non-related parties:

Year Ended May 31, 2021	Shares issued for Services & Other
	Shares	Value
Related Parties
David Tobias, Director	106,974	$40,000
Jerry Cornwell, Director	106,974	40,000
Brad Herr, CFO	160,462	60,000
Total for related parties	374,410	140,000
Unrelated Parties
Services	614,838	218,244
Investment in PPK	1,520,000	972,800
Financing fee	1,200,000	1,800,000
Cancellation	(1,300,000)	(336,875)
Aggregate Totals May 31, 2021	2,409,248	$2,794,169

Year Ended May 31, 2020
Shares Issued for Stock Payable	Shares	Value
Related Parties	300,000	$75,000
Unrelated Parties	208,500	52,125
Total Shares for Stock Payable	508,500	127,125
Related Parties Services
Patrick Bilton, CEO and Director	1,080,001	413,000
David Tobias, Director	120,000	41,000
Jerry Cornwell, Director	120,000	41,000
Brad Herr, CFO	240,000	93,000
Total for Related Parties	1,560,001	588,000
Unrelated Parties
Services	665,634	256,176
Acquisitions	1,400,000	1,008,000
Aggregate Totals May 31, 2020	4,134,135	$1,979,301

At May 31, 2021 and 2020, the Company had common stock payable of $100,000 and $100,000, respectively. The balance at May 31, 2021 and 2020 relates to shares issuable to the prior owners of G4 in accordance with patent approval in the year ended May 31, 2020 (Note 2). The prior owners of G4 have requested that the Company not issue the shares at this time pending resolution by the prior owners regarding outstanding issues.

The Company had 3,000,000 warrants outstanding on May 31, 2021. The warrants were issued as financing fees on notes payable to AJB and SDT (See Note 4). The warrants are exercisable at $0.38 per share at any time over a three-year warrant term commencing on March 22, 2021.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 8 – INCOME TAXES

The Company did not recognize a tax provision or benefit for the years ended May 31, 2021 and 2020 due to ongoing net losses and a valuation allowance. At May 31, 2021 and 2020, the Company had net deferred tax assets which will not be realized and are fully reserved by valuation allowances. The components of the Company’s net deferred tax assets at May 31 are as follows:

	2021	2020
Deferred tax asset:
Net operating loss carryforward	$1,144,262	$687,163
Investment	90,438	—
Intangibles	151,973	196,589
Financing fee	529,410	—
Total deferred tax assets	1,916,083	883,752
Valuation allowance	(1,916,083)	(883,752)
Net deferred tax assets	$—	$—

At May 31, 2021, the Company had approximately $5,450,000 of Federal net operating losses available to carryforward. Operating losses of approximately $1,320,000 will expire in various amounts from 2035 through 2038, and approximately $4,130,000, will not expire but future usage of which is limited to 80% of taxable income in the year of usage. The reconciliation of the federal income tax rate and the Company’s tax provision (benefit) is as follows:

	2021		2020
Provision (benefit) computed using the statutory rate	$(1,032,331)	-21%	$(412,372)	-21%
Change in prior year estimates	—	0%	(5,449)	0%
Change in valuation allowance	1,032,331	21%	417,821	21%
Total income tax provision (benefit)	$—	0%	$—	0%

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized. The Company is subject to possible tax examinations for the fiscal years 2017 through 2020. Prior year tax attributes could be adjusted by taxing authorities. If applicable, the Company will deduct interest and penalties as interest expense on the financial statements.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REVENUE FROM CONTINUING OPERATIONS

The Company product revenue is generated though sales of its debudder products produced by third parties and distributed by the Company. The Company’s customers, to which trade credit terms are extended, consist almost exclusively of domestic companies. The following table sets out product sales and customer concentrations for the years ended May 31, 2021 and 2020.

	Years ended May 31,
	2021	2020
Debudder product revenues	$89,186	$129,975

Customer concentrations	May 31, 2021	May 31, 2020
Debudder sales
Customer A	$34,285	$44,197
Customer B	26,130	—
Customer C	13,675	—
Totals	$74,090	$44,197
% of total revenues	83%	34%

All sales were domestic except for $4,222 and $1,700 during the years ended May 31, 2021 and 2020, respectively, which were international.

No amounts were owing from the Company’s three primary customers as of May 31, 2021. As of May 31, 2020, there were $18,706 of accounts receivable from one of the Company’s three primary customers.

NOTE 10 – DISCONTINUED OPERATIONS

As stated in Note 2, in the year ended May 31, 2021, the Company unwound its acquisition of assets from Elevated Ag Solutions, Inc. As a result of the unwinding, the net income (loss) from the Elevated business segment is included in Discontinued Operations in the statements of operations for all periods presented. As a result of the unwinding, the Company reversed the acquisition of intangible assets (see Note 2), cancelled 1,300,000 out of the 1,400,000 shares of common stock that were issued in the acquisition, and paid a $10,000 walk-away fee to the prior owners.

Discontinued operations operating results for the year ended May 31, 2021 compared to 2020 are reflected in the following table.

	Year Ended	Year Ended
	May 31, 2021	May 31, 2020
Revenue	$75,217	$197,916
Cost of revenue	$66,243	192,077
Amortization	$13,125	—
Gross profit	(4,151)	5,839
Loss on discontinued operations	10,000	—
Total gain (loss) from discontinued operations	$(14,151)	$5,839

NOTE 11 – IMPACT OF COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in the United States and Worldwide. As of May 31, 2021 and through the date of filing of this Form 10-K, the disruption did not materially impact the Company’s financial statements.

The effects of the continued outbreak of COVID-19 and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company, including our ability to operate. As of May 31, 2021 there were no material adverse impacts to the Registrants’ operations due to COVID-19.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets. Management evaluated these impairment considerations and determined that no such impairments occurred as of May 31, 2021.

NOTE 12 – SUBSEQUENT EVENTS

AOK Ventures LLC (“AOK”). On August 19, 2021, PPK (of which the Company owns 10% at May 31, 2021) acquired assets from AOK comprising a commercial kitchen facility and also entered into subleases on the kitchen facility in Tulsa, Oklahoma and a distribution facility in Oklahoma City, Oklahoma. The purchase price for the assets, license rights, and subleases was $2,500,000. A portion of this amount aggregating $2,150,000 was paid by the Company through issuance of 5,972,222 shares of its common stock valued at 0.36 per share. In consideration for funding the acquisition for PPK, the Company’s interest in PPK was increased to 25%.

Desert Hot Springs. On August 20, 2021, the Company agreed to manage a cannabis oil extraction facility in Desert Hot Springs, California. The facility is being acquired by a third party and will be leased to a new entity that has retained the Company to manage the facility. The Company’s management services agreement will commence as soon as practicable after the ownership of the facility transfers to the third-party buyer and the lease to the new entity commences. Operation of the facility will require the new entity lessee to obtain the appropriate California cannabis licenses. The Company is currently working with the third-party buyer of the facility, and the new entity lessee to complete due diligence on the acquisition, prepare definitive agreements, and commence the cannabis license transfer process from the prior owner.

The Company also intends to borrow $500,000 from the third-party buyer of the facility for working capital and to fund a new generator to power the site pending delivery of permanent power to the facility by the local utility company.

The third-party buyer’s acquisition is expected to close in September 2021 and the Company expects to begin operating the facility shortly thereafter.

Agreement with Borders Consulting LLC. On June 9, 2021, the Company entered into an agreement with Borders Consulting LLC (“Borders”), an unrelated third-party vendor, to provide consulting services in connection with corporate finance relations, introductions to funding sources, and to enhance the Company’s visibility in the financial markets. The agreement was for a three-month term at compensation of $50,000 per month payable in cash plus common stock aggregating 250,000. The agreement is terminable at any time by either party on 10 days written notice.