Form 10-K/A
period 2021-05-31
MJ Harvest, Inc.
filed 2021-10-15
CIK 1789330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A-1

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

As of August 15, there were 25,302,122 shares of the issuer’s common stock outstanding.

EXPLANATORY NOTE

We have revised information in the following items of this annual report:

Exhibit and Financial Statement Schedules. The exhibits index under Item 15(b) of the annual report on Form 10-K for the year ended May 31, 2021, filed with the Commission by MJ Harvest, Inc. (the “Company”) on September 13, 2021 (the “Original Form 10-K”) inadvertently failed to incorporate by reference material agreements previously filed with the Company’s report on Form 8-K on March 26, 2021. The purpose of this amendment is to include Exhibits 10.5 and 10.6 to the exhibits table.

This Amendment No. 1 continues to speak as of the date of the Original Form 10-K, and the Company has not updated or amended the disclosures contained in the amended items to reflect events that have occurred since the filing of the Original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the Original Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) Financial Statements

The following financial statements are included with this report:

(b)       Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference(1)
3.2	3	Bylaws	Incorporated by Reference(1)
10.1	10	Independent Contractor Agreement with Patrick Bilton effective January 1, 2019	Incorporated by Reference(1)
10.2	10	Independent Contractor Agreement with Brad E. Herr effective January 1, 2019	Incorporated by Reference(1)
10.3	10	Securities Purchase Agreement with PPK Investment Group, Inc. dated March 22, 2021	Incorporated by Reference(2)
10.4	10	Convertible Note from PPK Investment Group, Inc. dated March 24, 2021	Incorporated by Reference(2)
10.5	10	Securities Purchase Agreement date March 22, 2021 with ABJ Capital Investments LLC, Promissory Note, Warrant, and Security Agreement	Incorporated by Reference(3)
10.6	10	Securities Purchase Agreement date March 22, 2021 with SDT Holdings LLC, Promissory Note, Warrant, and Security Agreement	Incorporated by Reference(3)
21.1	21	Subsidiaries of Registrant	Incorporated by Reference(4)
31.1	31	Section 302 Certification of Chief Executive Officer	Filed with this Report
31.2	31	Section 302 Certification of Chief Financial Officer	Filed with this Report
32.1	32	Section 1350 Certification of Chief Executive Officer	Incorporated by Reference(4)
32.2	32	Section 1350 Certification of Chief Financial Officer	Incorporated by Reference(4)
101.INS		XBRL Instance Document	(5)
101.SCH		XBRL Taxonomy Extension Schema	(5)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase	(5)
101.DEF		XBRL Taxonomy Extension Definition Linkbase	(5)
101.LAB		XBRL Taxonomy Extension Label Linkbase	(5)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase	(5)

(1) Incorporated by reference to Exhibits 3.1, 3.2, 10.1 and 10.2 of the Company’s Form S-1 Registration Statement which was declared effective on January 9, 2020.

(2) Incorporated by reference to Exhibit 10.1 and 10.2 of the Company’s current report on Form 8-K dated March 30, 2021.

(3) Incorporated by reference to exhibits of the Company’s report on Form 8-K filed on March 26, 2021.

(4) Incorporated by reference to exhibits of the Company’s annual report on Form 10-K filed on September 13, 2021.

(5) XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document. These files will be added by amendment.

[SIGNATURES ON NEXT PAGE]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJ HARVEST, INC.
(Registrant)

Dated: October 15, 2021	By: /s/ Patrick Bilton
Patrick Bilton, Chief Executive Officer

6