Form 10-Q
period 2021-08-31
MJ Harvest, Inc.
filed 2021-10-20
CIK 1789330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: August 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________ Commission File Number: 000-56250

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The number of shares of the issuer's Common Stock outstanding as of October 1, 2021 is 31,449,344.

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

Results of Operations

Three Months Ended August 31, 2021 compared with the Three Months Ended August 31, 2020

The narrative comparison of results of operations for the three-month periods ended August 31, 2021 and 2020, is based on the following table.

	Three Months Ended
	A	B	A-B	%
	August 31, 2021	August 31, 2020	Change	Change
REVENUE	$ 74,685	$ 30,829	$ 43,856	142%
COST OF REVENUE	20,129	13,181	6,948	53%
Cost of revenue as a % of total revenue	27%	43%	16%
Gross Profit	54,556	17,648	36,908	209%
Gross profit as a % of revenue	73%	57%	-16%
OPERATING EXPENSES
Officer and director compensation	135,000	130,000	5,000	4%
General and administrative	26,354	8,819	17,535	199%
Professional fees and contract services	74,893	95,682	(20,789)	-22%
Advertising and promotion	279,857	-	279,857	n.a.
Total operating expenses	516,104	234,501	281,603	120%
NET LOSS FROM CONTINUING OPERATIONS	(461,548)	(216,853)	(244,695)	113%

Revenues increased 142% in the quarter ended August 31, 2021 compared the same period in 2020. Management refocused sales efforts on the debudder products after discontinuing operations of the soils business acquired from Elevated Ag Solutions, Inc. (“Elevated”) in early October 2020. In the prior period, management had expended considerable time and effort on the soils division The soils division was discontinued in the quarter ended November 30, 2020 and is not reflected in operating results for the periods presented. (See “Discontinued Operations.”) We anticipate that the marketing focus on the debudder products will continue now that the soils division has been discontinued.

Total operating expenses increased in the current period, primarily due to increased expenditures for advertising and promotion. In the quarter ended August 31, 2021, we retained two consultants to communicate with prospective funding sources, coordinate press releases, and in general assist with market awareness of the company. The cost of these programs was paid partially in cash and partially in stock with an aggregate cost of $267,900. Officer and director compensation increased slightly due to increased director fees in 2021 compared with 2020. General and administrative expenses increased in the current period compared to a year earlier, primarily driven by travel expenses associated with the Company’s investment in PPK Investment Group, Inc. Professional fees and contract services decreased in 2021 compared with 2020 due to efforts by the Company to move more of the marketing efforts and target acquisition due diligence costs in-house.

Net loss from continuing operations increased in 2021 compared with 2020 primarily due to the increase in advertising and promotion expenses.

Non-Operating Expenses.

In the three months ended August 31, 2021, the Company incurred $478,646 in interest expense relating to notes payable from a funding transaction on March 22, 2021. This amount included $450,000 in discount on notes payable.

Discontinued Operations.

After operating the soils division for the three months ended August 31, 2020, management undertook an in-depth assessment of the business and concluded that the soils division was not as represented at the time of the acquisition, was not likely to ever operate profitably without significant revisions to operating methods and changes in personnel and was likely to create significant business questions and concerns should it be continued. Accordingly, management elected to discontinue the business acquired from Elevated. Upon discontinuation of the Elevated business, the Company entered into a settlement and unwinding agreement with Elevated and returned all assets acquired in the transaction to Elevated. Common stock issued in the acquisition, aggregating 1,300,000 shares out of 1,400,000 shares originally issued, were cancelled, and the Company paid a $10,000 walk-away fee. In the aggregate, the Company recognized a loss from discontinued operations of $10,000.

Operating results for the three-month periods from the discontinued operations are reflected in the following table.

OPERATING RESULTS	Three Months	Three Months
	Ended	Ended
	August 31, 2021	August 31, 2020
Revenue	$—	$75,217
Cost of revenue	—	66,243
Amortization	—	13,125
Gross profit	—	(4,151)
Loss on discontinued operations	—	10,000
	$—	$(14,151)

Liquidity and Capital Resources

Cash flow used in operating activities for the three-month period ended August 31, 2021 was $164,942 compared to $90,811 in the comparable period 2020. During the period, our total cash decreased by $100,942. Cash to fund the negative cash flow from operations was derived primarily from proceeds of advances from related parties totaling $134,000.

The Company continues to make progress in growing sales of its existing product line, but the business is not yet sufficient to support our current operating structure. Our current ratio, which reflects our ability to pay our current debts, is 0.09, based on current assets of $90,243 and current liabilities of $1,077,072. We continue to seek out potential acquisition candidates and distributorships and hope to see continuing growth in sales in the coming periods. The Company is currently reliant on funding through advances from related parties, but we have no binding agreements or commitments for such funding and no assurances can be given that such funding will continue to be available in future periods.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses from operations of $461,548 and $216,853 for the three-month periods ended August 31, 2021 and 2020, respectively, and had an accumulated deficit of $10,038,451 as of August 31, 2021. In addition, we have notes payable aggregating $900,000 that will be due on March 22, 2022.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  It will be important for the Company to succeed in its efforts to raise capital in this manner to further its business plan in an aggressive manner.  Raising additional capital may cause dilution to current shareholders.

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

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company, including our ability to operate our facilities. To date, there have been no material adverse impacts to the Company’s operations due to COVID-19.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended August 31, 2021 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended August 31, 2021, the Company issued 6,147,222 shares of common stock without registration under the Securities Act. Of these, 175,000 shares valued at $80,250 were issued to a contractor for investor relations services. An additional 5,972,222 shares valued at $1,791,666 were issued to acquire an additional 15% interest in PPK Investment Group, Inc., bringing the Company’s total ownership of PPK to 25%.  All of the above shares were issued in exempt transactions under Section 4(a)(2) of the Securities Act since the recipients of the shares were persons closely associated with the Company and the issuance of the shares did not involve any public offering.

Item 6.  Exhibits.

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document
31.1	31	Section 302 Certification of Principal Executive Officer
31.2	31	Section 302 Certification of Principal Financial Officer
32.1	32	Section 1350 Certification of Principal Executive Officer
32.2	32	Section 1350 Certification of Principal Financial Officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement, prospectus or other document to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJ Harvest, Inc.

Date: October 19, 2021	By: /s/ Patrick Bilton
Patrick Bilton, CEO
Date: October 19, 2021	By: /s/ Brad E. Herr
Brad E. Herr, Chief Financial Officer

MJ Harvest, Inc.

Contents

Page

FINANCIAL STATEMENTS – (Unaudited):

Consolidated balance sheets	2

Consolidated statements of operations	3

Consolidated statements of changes in stockholders’ deficit	4

Consolidated statements of cash flows	5

Notes to consolidated financial statements	6 - 16

MJ HARVEST, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	August 31,	May 31,
	2021	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,377	$123,319
Accounts receivable	38,050	—
Vendor deposits	11,467	—
Inventory	18,349	28,159
Total current assets	90,243	151,478

Investment in PPK	2,791,666	1,000,000
Fixed assets, net	9,579	10,839
Finite-lived intangible assets, net	122,084	125,834
Indefinite-lived intangible assets, net	6,000	6,000
Total Assets	$3,019,572	$1,294,151

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other current liabilities	$269,312	$181,594
Customer deposits	7,760	—
Notes payable , net of discount	800,000	350,000
Total current liabilities	1,077,072	531,594

LONG-TERM LIABILITIES:
Common stock payable	214,221	100,000
Advances from related parties	1,451,982	1,317,982
Total long-term liabilities	1,666,203	1,417,982
Total Liabilities	2,743,275	1,949,576

COMMITMENTS AND CONTINGENCIES (Note 4 and 6)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized, 31,449,344 and 25,302,122 issued and outstanding, respectively	3,145	2,530
Additional paid-in capital	10,311,603	8,440,302
Accumulated deficit	(10,038,451)	(9,098,257)
Total stockholders’ equity (deficit)	276,297	(655,425)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,019,572	$1,294,151

The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	August 31, 2021	August 31, 2020

REVENUE	$74,685	$30,829
COST OF REVENUE	20,129	13,181
Gross profit	54,556	17,648

OPERATING EXPENSES:
Officer and director compensation	135,000	130,000
General and administrative	26,354	8,819
Professional fees and contract services	74,893	95,682
Advertising and promotion	279,857	—
Total operating expenses	516,104	234,501

NET LOSS FROM CONTINUING OPERATIONS	(461,548)	(216,853)

NON-OPERATING EXPENSES
Interest expense	478,646	—

LOSS FROM DISCONTINUED OPERATIONS
Operating loss from discontinued operations	—	(4,151)
Loss on discontinued operations	—	(10,000)
Total loss from discontinued operations	—	(14,151)

NET LOSS	$(940,194)	$(231,004)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.04)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	26,359,821	22,892,874

The accompanying notes are an integral part of these consolidated financial statements.

 MJ HARVEST, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY ( DEFICIT)

 (unaudited)

 FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2021 AND 2020

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES, May 31, 2020	22,892,874	$2,289	$3,763,374	$(4,182,394)	$(416,731)

Net loss for the three months ended August 31, 2020	—	—	—	(231,004)	(231,004)
BALANCES, August 31, 2020	22,892,874	$2,289	$3,763,374	$(4,413,398)	$(647,735)

BALANCES, May 31, 2021	25,302,122	$2,530	$8,440,302	$(9,098,257)	$(655,425)
Stock issued for services	175,000	18	80,232	—	80,250
Stock issued for investment in PPK	5,972,222	597	1,791,069	—	1,791,666

Net loss for the three months ended August 31, 2021	—	—	—	(940,194)	(940,194)
BALANCES, August 31, 2021	31,449,344	$3,145	$10,311,603	$(10,038,451)	$276,297

   The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	August 31, 2021	August 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(940,194)	$(231,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,010	18,135
Share based compensation issued and to be issued	194,471	129,571
Amortization of note payable discount	450,000	—
Compensation expense included in advances from related parties	70,000
Changes in operating assets and liabilities:
Accounts receivable	(38,050)	(4,924)
Vendor deposits	(11,467)	20,000
Inventory	9,810	4,370
Accounts payable and other current liabilities	87,718	(26,959)
Customer deposits	7,760
NET CASH (USED IN) OPERATING ACTIVITIES	(164,942)	(90,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances by related parties	64,000	66,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	64,000	66,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(100,942)	(24,811)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	123,319	32,343

CASH AND CASH EQUIVALENTS END OF PERIOD	$22,377	$7,532

Non-cash financing and investing activities:
Shares issued for investment in PPK	$1,791,666	$—

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

In 2019, the Company formed AgroExports.CA ULC (“Agro Canada”), a wholly owned Canadian subsidiary in order to facilitate online payments from sales in Canada. Sales in Canada are currently serviced through a fulfillment center in Toronto.

In the year ending May 31, 2021, the Company expanded its focus to include a minority investment interest in PPK Investment Group, Inc. (“PPK”), a vertically integrated cannabis company in Oklahoma that operates as a grower, harvester, processor, manufacturer and distributor of the Country Cannabis Brand of cannabis products. The investment in PPK represents a shift in focus from an agricultural implements-based business to a broader cannabis industry focus.

Basis of Presentation and Consolidation

The Company’s fiscal year-end is May 31. The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended August 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2022.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended May 31, 2021 in the Form 10-K as filed with the Securities and Exchange Commission.

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries Agro, G4, and Agro Canada. All subsidiaries were wholly owned in the periods presented. All intercompany transactions have been eliminated.

Going Concern

The Company has an accumulated deficit as of August 31, 2021 of $10,038,451 as of August 31, 2021. In addition, we have notes payable aggregating $900,000 that will be due on March 22, 2022.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.   The ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. During the three months ended August 31, 2021, the Company had 3,000,000 warrants outstanding which were anti-dilutive due to the net loss recognized in the period. In the three months ended August 31, 2020, the Company had no common stock equivalents outstanding.

Share-Based Payments

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the common stock issued and recognized when the board of directors authorizes the issuance.

NOTE 2 – FIXED ASSETS

Fixed assets consisted of the following at August 31, 2021 and May 31, 2021:

	August 31,	May 31,
Property & Equipment	2021	2021
Equipment - production molds	$25,109	$25,109
Less: Accumulated amortization	(15,530)	(14,270)
Net Equipment	$9,579	$10,839

Depreciation expense for the three-months ended August 31, 2021 and 2020 was $1,260 and $1,260, respectively.

NOTE 3 - INTANGIBLE ASSETS

The Company’s intangible assets consist of both finite and indefinite lived assets. Finite-lived assets include patent rights acquired in the acquisition of G4, a non-compete agreement, and customer relationships acquired in the Elevated transaction. The Company’s sole indefinite lived asset are five domain names acquired in the Elevated transaction. Both acquisitions are described below. At August 31, 2021 and May 31, 2021, intangibles assets are:

Intangibles	2021	2021
Finite lived intangibles
Patents	$250,000	$250,000
Less: Impairment of patents	(100,000)	(100,000)
	150,000	150,000
Less: accumulated amortization	(27,916)	(24,166)
Patents, net	122,084	125,834

Non-compete agreement	—	157,000
Less: impairment of non-compete	—	(107,000)
	—	50,000
Less: accumulated amortization	—	(6,900)
Less: adjustment for discontinued operations	—	(43,100)
Non-compete agreement, net	—	—

Customer relationships	—	826,000
Less: Impairment of relationships	—	(551,000)
	—	275,000
Less: accumulated amortization	—	(6,225)
Less: adjustment for discontinued operations	—	(268,775)
Customer relationships, net	—	—
Total finite lived intangibles	122,084	125,834

Indefinite lived intangibles
Domain names	6,000	31,000
Less: adjustment for discontinued operations	—	(25,000)
Total domain names	6,000	6,000
Total intangibles	$128,084	$131,834

Amortization expense for the three-months ended August 31, 2021 and 2020 was $3,750 and $16,875, respectively. The patents are amortized over their useful lives of ten years. Amortization of intangibles is expected to be $15,000 for each of the next five years.

On May 28, 2021, the Company acquired the domain name, MJHI.com for $6,000. The new domain name matches the Company’s stock symbol and is likely to be easier for customers and other stakeholders to remember. The domain name is an indefinite lived intangible asset and will not be amortized.

NOTE 4 – INVESTMENT IN PPK INVESTMENT GROUP, INC.

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

Upon conversion, a Securities Purchase Agreement dated March 24, 2021 (the “PPK Agreement”) became effective and the Company acquired an additional 3.8% interest in PPK (10% in total) for payment of $380,000 by issuance of 1,520,000 shares of restricted common stock of the Company. The fair value of shares was $972,800 based on the closing price of the Company’s shares of $0.64. The Company determined that the fair value of the 3.8% interest on the conversion date was $380,000 which was the negotiated price between the two parties. Thus, the Company recorded an impairment expense of $592,800 on the conversion date.

The PPK Agreement includes a put option allowing PPK to put shares of the Company’s common stock received as part of the Company’s investment in PPK, back to the Company at $0.25 per share. The put option protects PPK against a drop in the market price of the Company’s common stock below $0.25 per share. The put option may be exercised after six months from the date of the investment on May 19, 2021. Not more than 5% of the total shares held by PPK can be put back to the Company in any calendar quarter. The put option had no value at August 31, 2021 and May 31, 2021 as the Company’s common stock was trading above $0.25 on that date.

The PPK Agreement gives the Company the right to increase its investment up to a 100% ownership interest in PPK, provided such increased ownership is in compliance with Oklahoma State cannabis licensing requirements. Terms of purchase for increased ownership of PPK will be similar to those as the initial acquisition with a combination of cash and shares of the Company’s common stock.

On August 26, 2021, the Company acquired an additional 15% interest in PPK (25% ownership in total) pursuant to a Securities Purchase Agreement with an effective date of May 19, 2021 through issuance of 5,972,222 shares of restricted common stock valued at $1,791,666 based on the closing price of the Company’s common stock on the of $0.30 per share as of August 16, 2021, the date fixed by agreement for pricing the issuance of the shares. The additional 15% acquisition under the Securities Purchase Agreement called for payment of $930,000 in cash and 570,000 in stock, but by supplemental agreement, PPK agreed to accept payment for 15% in the form of all common stock of the Company The Company’s shares were issued directly to Consensus Holdings, Inc., an Arizona corporation, in connection with the acquisition by PPK of a commercial kitchen operation in Tulsa Oklahoma.

The Company, pursuant to the PPK Agreement, is also obligated to pay an earnout to PPK as follows:

·	The Company is required to pay additional consideration to PPK for an earnout in the event the PPK business valuation at the end of a pre-determined look back period is greater than $10,000,000. For purposes of the earnout, the valuation will be based on three times earnings before interest, taxes, depreciation, and amortization (EBITDA). If EBITDA exceeds $3,333,333 in the twelve months immediately preceding the look back date of March 31, 2023, additional consideration will be owed to PPK under the earnout in an amount sufficient to equal the earnout valuation less $10,000,000 times the percentage of PPK then owned by the Company. Such additional consideration will be paid 62% in cash and 38% in shares of the Company’s common stock.

·	The Company also agreed to employ Ralph Clinton Pyatt III (“Clinton Pyatt”), President of PPK, to continue his role as Chief Executive Officer and President of PPK business for a period of at least three years effective May 22, 2022.

The Company would have an option to acquire the real estate that PPK utilizes in its operations. The real estate is currently under lease to PPK by an affiliated company owned by Clinton Pyatt, the President of PPK.

NOTE 5 – NOTES PAYABLE

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

The Notes provided for an original issue discount of 10% or $90,000, payment of legal fees of $22,500, and payment of $10,500 for due diligence fees, resulting in net proceeds to the Company of $777,000. The Notes bear interest at the rate of 12% if paid on or before September 21, 2021. On September 20, 2021, the Company extended the Notes for an additional six months at an interest rate of 15%. The Notes are now due March 21, 2022. The Notes are secured by all assets of the Company.

Interest on the notes is payable in monthly installments of $9,000 on the first of each month with the first payment due on April 1, 2021. An aggregate of $36,300 and $20,700 in interest was incurred and paid on the notes in the three months ended August 31, 2021 and the year ended May 31, 2021. The notes provide that the full amount of interest on the notes for the initial six-month term will be payable even if the notes are paid off prior to expiration of the initial term.

In March 2021, the Company also paid a financing fee of $3,683,000 by issuance of 1,200,000 shares of its restricted common stock and 3,000,000 warrants to purchase shares that are exercisable at $0.38 per share with a three-year term expiring on March 21, 2024. The financing fee shares were valued at $1,800,000 based on the closing price of the Company’s common stock on the date of the borrowing. The warrants were valued at $1,883,000 using the Black-Scholes method based on a current stock price of $1.50 per share on the warrant issuance date, exercise price of $0.38, an expected term of three years, stock volatility of 334.5% and a discount rate of 0.32%. One half of the warrants were redeemable for an aggregate payment of $1.00 if the notes payable were paid in full by September 21, 2021. The Company extended the notes on September 22, 2021 for six months and the redemption provision has now expired.

In aggregate, financing fees and original issue discount totaled $3,806,000 which is greater than the note payable balance of $900,000. As a result, the Company recorded a full discount of $900,000 against the balance of the note payable and is amortizing the discount over the term of the note. During the year ended May 31, 2021 and the three months ended August 31, 2021, the Company recognized $350,000 and $450,000 respectively, in amortization expense leaving an unamortized discount balance of $100,000 as of August 31, 2021. This balance will be amortized in September 2021. The remaining amount of the financing fees of $2,906,000 was recognized as expense for the year ended May 31, 2021.

In an event of default, the remaining principal amount of the notes plus all accrued interest and any other fees then due may be converted at the sole election of the note holders into shares of the Company’s common stock.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Agreement with Borders Consulting LLC. On June 9, 2021, the Company entered into an agreement with Borders Consulting LLC (“Borders”), an unrelated third-party vendor, to provide consulting services in connection with corporate finance relations, introductions to funding sources, and to enhance the Company’s visibility in the financial markets. The agreement was for a three-month term at compensation of $50,000 per month payable in cash plus common stock aggregating 250,000 shares. The Company paid the first two months of the contract through cash payments of $70,000 and issuance of 175,000 shares of stock but has not paid the third month. At this time, the Company does not intend to make payment of the third month of the contract due to disagreement with the manner in which the services were being performed, and what the Company believes were improper communications by Borders with certain investors in the Company. Borders has threatened to sue the Company for the third month compensation but as of October 19, 2021, no suit has been commenced. The Company intends to contest any suit when and if filed and believes that counterclaims for damages incurred by the Company are supported by the facts. Total compensation amounting to $105,650 for the third month of the agreement is reflected in accounts payable ($50,000) and stock payable (150,000 shares valued at $55,650) as of August 31, 2021.

NOTE 7 – RELATED PARTY TRANSACTIONS

At August 31, 2021 and May 31, 2021, the Company had advances from and costs of services provided by related parties totaling $1,451,982 and $1,317,982 respectively. These amounts are classified as long-term liabilities as it is anticipated they will be settled with shares of the Company’s common stock. These amounts consisted of the following:

	Related Party Advances at	Additions During the Three Months Ended August 31, 2021		Related Party Advances at
	May 31, 2021	Advances	Services	August 31, 2021
Related Parties
Patrick Bilton, CEO and Director
Cash Advances	$928,414	$64,000	$—	$992,414
Payable for services	280,000		70,000	350,000
David Tobias, Director	80,553	—	—	80,553
Jerry Cornwell, Director	29,015	—	—	29,015
Total for related parties	$1,317,982	$64,000	$70,000	$1,451,982

	Related Party Advances at	Additions During the Three Months Ended August 31, 2020		Related Party Advances at
	May 31, 2020	Advances	Services	August 31, 2020
Related Parties
Patrick Bilton, CEO and Director	$726,414	$65,000	$—	$791,414
David Tobias, Director	80,553	—	—	80,553
Jerry Cornwell, Director	23,015	1,000	—	24,015
Total for related parties	$829,982	$66,000	$—	$895,982

The Company’s Chief Financial Officer, Brad Herr, was owed $109,420 and $77,779 at August 31, 2021 and May 31, 2021, respectively, for services. These amounts are included in accounts payable.

NOTE 8 – SHARE CAPITAL

In the three-month period ended August 31, 2021, shares were issued for services and investment in the amounts set forth in the following table. The Company had an aggregate of $214,221 of common stock payable as of August 31, 2021 which is comprised of the following:

Schedule of common stock issued
Three Months Ended August 31, 2021	Shares issued for Services & Other		Shares issuable for Services & Other
	Shares	Value	Shares	Value
Related Parties
David Tobias, Director	—	$—	29,377	$10,000
Jerry Cornwell, Director	—	—	29,377	10,000
Brad Herr, CFO	—	—	44,066	15,000
Total for related parties	—	—	102,820	35,000
Unrelated Parties
Services	175,000	80,250	219,245	79,221
Patent issuance			400,000	100,000
Investment in PPK	5,972,222	1,791,666	—	—
Aggregate Totals May 31, 2021	6,147,222	$1,871,916	722,065	$214,221

The Company had an aggregate of $229,571 of common stock payable as of August 31, 2020 which is comprised of the following:

	Three months ended August 31, 2020
	Shares Issuable at August 31, 2020
	Issuances Related to Prior Period Activity		Current Period Services		Total
	Shares	Value	Shares	Value	Shares	Value
Related Parties
Patrick Bilton	—	$—	350,000	$70,000	350,000	$70,000
David Tobias	—	—	50,000	10,000	50,000	10,000
Jerry Cornwell	—	—	50,000	10,000	50,000	10,000
Brad Herr	—	—	75,000	15,000	75,000	15,000
Total for related parties	—	$—	525,000	$105,000	525,000	$105,000

Unrelated Parties	400,000	$100,000	122,857	$24,571	522,857	$124,571

Aggregate Totals	400,000	$100,000	647,857	$129,571	1,047,857	$229,571

NOTE 9 – REVENUE FROM CONTINUING OPERATIONS

The Company product revenue is generated though sales of its debudder products produced by third parties and distributed by the Company. The Company’s customers, to which trade credit terms are extended, consist almost exclusively of domestic companies. The following table sets out product sales for the three-months ended August 31, 2021 and 2020, along with customer concentration information for each period.

	Three months ended August 31,
	2021	2020
Debudder product revenues	$74,685	$30,829
Customer concentrations
Debudder sales
Customer A	$14,680	$14,400
Customer B	4,800	14,030
Customer C	42,320	—
Totals	$71,400	$28,430
% of total revenues	83%	92%

All sales were domestic except for $168 and $550 in the three-months ended August 31, 2021 and 2020, respectively, which were international.

As of August 31, 2021 and 2020, there were $47,650 and $24,140, respectively, of accounts receivable from the Company’s primary customers.

NOTE 10 – DISCONTINUED OPERATIONS

In the year ended May 31, 2021, the Company unwound its acquisition of assets from Elevated Ag Solutions, Inc. As a result of the unwinding, the net income (loss) from the Elevated business segment is included in Discontinued Operations in the statements of operations for all periods presented. As a result of the unwinding in the year ended May 31, 2021, the Company reversed the acquisition of intangible assets, cancelled 1,300,000 out of the 1,400,000 shares of common stock that were issued in the acquisition, and paid a $10,000 walk-away fee to the prior owners.

Discontinued operations operating results for the three months ended August 31, 2021 and 2020 are reflected in the following table.

	Three Months Ended	Three Months Ended
	August 31, 2021	August 31, 2020
Revenue	$—	$75,217
Cost of revenue	$—	66,243
Amortization	$—	13,125
Gross profit	—	(4,151)
Loss on discontinued operations	—	10,000
	$—	$(14,151)

NOTE 11 – IMPACT OF COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in the United States and Worldwide. As of August 31, 2021 and through the date of filing of this Form 10-K, the disruption did not materially impact the Company’s financial statements.

The effects of the continued outbreak of COVID-19 and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company, including our ability to operate. As of August 31, 2021 there were no material adverse impacts to the Company’s operations due to COVID-19.

The economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets. Management evaluated these impairment considerations and determined that no such impairments occurred as of May 31, 2021.

NOTE 12 – SUBSEQUENT EVENTS

After August 31, 2021, the Company issued 219,245 shares of common stock to non-related parties and 102,820 shares to officers and directors for stock payable at August 31, 2021 relating to services rendered in the quarter ended August 31, 2021. The shares were issued authorized for issuance on October 15, 2021.

The Desert Hot Springs management agreement which was noted as a subsequent event in the financial statements for the year ended May 31, 2021, was abandoned in the September 2021 after the Company was unable to reach agreement with the owner of the property for a transaction on acceptable terms. The Company is no longer moving forward with the Desert Hot Springs transaction.

On October 8, 2021, the Company entered into to two brand development agreements with WDSY, LLC (“WDSY”) and Blip Holdings, LLC (“BLIP”) for expansion of the “WEEDSY” and “BLVK” brands into Oklahoma and South Dakota. Under the agreements, PPK will manufacture and distribute these brands in Oklahoma and South Dakota and will pay the respective companies 10% royalties on all sales of the branded products in those territories. The Company has acquired a 10% interests WDSY in exchange for 377,358 shares of the Company’s common stock and a 10% interest in BLIP in exchange for 188,679 shares of the Company’s common stock. The shares to be issued were valued at the closing price of the common stock, $0.53 per share, on October 8, 2021. Additional shares may be due to WDSY and BLIP based on lookback valuations of both companies. The lookback valuations will be based on trailing twelve months sales for WDSY and trailing three-month sales for BLIP on the second anniversary of each agreement, or sooner if the agreements are terminated before the second anniversaries.