Form 10-Q
period 2021-11-30
MJ Harvest, Inc.
filed 2022-01-14
CIK 1789330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: November 30, 2021
or
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

☐ Yes ☒ No

The number of shares of the issuer's Common Stock outstanding as of December 30, 2021 is 33,068,952.

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

Results of Operations

Three Months Ended November 30, 2021 compared with the Three Months Ended November 30, 2020

The narrative comparison of results of operations for the three-month periods ended November 30, 2021 and 2020, is based on the following table.

	Three Months Ended
	A	B	A-B	%
	November 30, 2021	November 30, 2020	Change	Change
REVENUE	$48,367	$42,307	$6,060	14%
COST OF REVENUE	16,240	16,953	(713)	-4%
Cost of revenue as a % of total revenue	34%	40%	-6%
Gross Profit	32,127	25,354	6,773	27%
Gross profit as a % of revenue	66%	60%	6%
OPERATING EXPENSES
Officer and director compensation	203,785	135,000	68,785	51%
General and administrative	38,519	17,564	20,955	119%
Professional fees and contract services	79,372	144,171	(64,799)	-45%
Advertising and promotion	67,516	—	67,516	n.a.
Total operating expenses	389,192	296,735	92,457	31%
OPERATING LOSS - CONTINUING OPERATIONS	(357,065)	(271,381)	(85,684)	32%

Revenues increased 14% in the quarter ended November 30, 2021 compared with the same period in 2020. The increase in the current quarter was largely due to direct sales efforts by our sales team. Management refocused sales efforts on the debudder products after discontinuing operations of the soils business acquired from Elevated Ag Solutions, Inc. (“Elevated”) in early October 2020. In the prior period, management had expended considerable time and effort on the soils division. The soils division was discontinued in the quarter ended November 30, 2020 and is not reflected in operating results for the periods presented above (see “Discontinued Operations”). We anticipate that the marketing focus on the debudder products will continue now that the soils division has been discontinued.

Total operating expenses increased in the current period primarily due to increased expenditures for advertising and promotion. In the three months ended November 30, 2021, we participated in the MJBIZCON trade show in Las Vegas and the increase in advertising for the period is attributable to trade show expenses. Officer and director compensation increased and professional fees and contract services decreased in 2021 compared with 2020, primarily due to the appointment of one of our contractors as a director in the current period and the associated reclassification of his contract fees to “Officer and director compensation.” General and administrative expenses increased in the current period compared to a year earlier, primarily driven by travel expenses associated with the Company’s investment in PPK Investment Group, Inc., and other merger and acquisition work performed during the current period.

Net loss from continuing operations increased in 2021 compared with 2020 primarily due to the increase in advertising and promotion expenses.

Six Months Ended November 30, 2021 compared with the Six Months Ended November 30, 2020

The narrative comparison of results of operations for the six-month periods ended November 30, 2021 and 2020, is based on the following table.

	Six Months Ended
	A	B	A-B	%
	November 30, 2021	November 30, 2020	Change	Change
REVENUE	$123,052	$73,136	$49,916	68%
COST OF REVENUE	36,369	30,134	6,235	21%
Cost of revenue as a % of total revenue	30%	41%	-11%
Gross Profit	86,683	43,002	43,681	102%
Gross profit as a % of revenue	70%	59%	-11%
OPERATING EXPENSES
Officer and director compensation	347,359	265,000	82,359	31%
General and administrative	64,873	36,383	28,490	78%
Professional fees and contract services	145,691	239,853	(94,162)	-39%
Advertising and promotion	347,373	—	347,373	n.a.
Total operating expenses	905,296	541,236	364,060	67%
OPERATING LOSS - CONTINUING OPERATIONS	(818,613)	(498,234)	(320,379)	64%

Revenues increased 68% in the six-month period ended November 30, 2021 compared with the same period in 2020. Management refocused sales efforts on the debudder products after discontinuing operations of the soils business acquired from Elevated Ag Solutions, Inc. (“Elevated”) in early October 2020. In the prior period, management had expended considerable time and effort on the soils division The soils division was discontinued in the quarter ended November 30, 2020 and is not reflected in operating results for the periods presented above (see “Discontinued Operations”). We anticipate that the marketing focus on the debudder products will continue now that the soils division has been discontinued.

Total operating expenses increased in the current period, primarily due to increased expenditures for advertising and promotion. In the six-month period ended November 30, 2021, we retained a consultant to communicate with prospective funding sources, coordinate press releases, and in general assist with market awareness of the company. The cost of this program was paid partially in cash and partially in stock with an aggregate cost of $250,250. Additional advertising expenses were incurred for trade show expenses in connection with our attendance at the MJBIZCON trade show in Las Vegas. Officer and director compensation increased and professional fees and contract services decreased in 2021 compared with 2020, primarily due to the appointment of one of our contractors as a director in the current period and the associated reclassification of his contract fees to “Officer and director compensation.” General and administrative expenses increased in the current period compared to a year earlier, primarily driven by travel expenses associated with the Company’s investment in PPK Investment Group, Inc. Professional fees and contract services decreased in 2021 compared with 2020 due to efforts by the Company to move more of the marketing efforts and target acquisition due diligence costs in-house.

Net loss from continuing operations increased in 2021 compared with 2020 primarily due to the increase in advertising and promotion expenses.

Non-Operating Expenses.

In the three and six-month periods ended Novmeber 30, 2021, the Company incurred $132,812 and $611,458, respectively, in interest and finance expense relating to notes payable from a funding transaction on March 22, 2021. The six month amount included $550,000 in discount on notes payable. The Company had no comparable outstanding debt in the three and six-month periods ended November 30, 2020.

Discontinued Operations.

In the prior year, after operating the soils division for first four months of the year ended May 31, 2021, management undertook an in-depth assessment of Elevated Ag Solutions, Inc. (“Elevated”) and concluded that the soils division was not as represented at the time of the acquisition in January 2020, was not likely to ever operate profitably without significant revisions to operating methods and changes in personnel and was likely to create significant business questions and concerns should it be continued. Accordingly, management elected to discontinue the business acquired from Elevated. Upon discontinuation of the Elevated business, the Company entered into a settlement and unwinding agreement with Elevated and returned all assets acquired in the transaction to Elevated. During the six months ended November 30, 2020, the common stock issued in the acquisition, aggregating 1,300,000 shares out of 1,400,000 shares originally issued, were cancelled, and the Company paid a $10,000 walk-away fee. In the aggregate, the Company recognized a loss from discontinued operations of $10,000.

Operating results for the three and six-month periods ended November 30, 2020 from the discontinued operations are reflected in the following table.

	Three Month Period Ended November 30, 2020	Three and Six-Month Periods Ended November 30, 2020
Revenue	$—	$75,217
Cost of revenue	—	66,243
Amortization	—	13,125
Gross profit	—	(4,151)
Loss on discontinued operations	(10,000)	(10,000)
	$(10,000)	$(14,151)

Liquidity and Capital Resources

Cash flow used in operating activities for the six-month period ended November 30, 2021 was $252,786 compared to $153,329 in the comparable period 2020. During the period, our total cash decreased by $99,286. Cash to fund the negative cash flow from operations was derived primarily from proceeds of advances from related parties totaling $153,500.

The Company continues to make progress in growing sales of its existing product line, but the business is not yet sufficient to support our current operating structure. Our current working capital is negative $1,159,061, based on current assets of $68,226 and current liabilities of $1,227,287. We continue to seek out potential acquisition candidates and distributorships and hope to see continuing growth in sales in the coming periods. The Company is currently reliant on funding through advances from related parties, but we have no binding agreements or commitments for such funding and no assurances can be given that such funding will continue to be available in future periods.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses from continuing operations of $489,877 and $1,430,071 for the three and six-month periods ended November 30, 2021, respectively, and had an accumulated deficit of $10,528,328 as of November 30, 2021. In addition, we have notes payable aggregating $900,000 that will be due on March 22, 2022.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  It will be important for the Company to succeed in its efforts to raise capital in this manner to further its business plan in an aggressive manner.  Raising additional capital may cause dilution to current shareholders.

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

Item 4. Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended November 30, 2021 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended November 30, 2021, the Company issued 1,338,102 shares of common stock without registration under the Securities Act. Of these, 200,000 shares valued at $90,000 were issued to a contractor for investor relations services. An additional 566,037 shares valued at $300,000 were issued to acquire an 10% interests in WDSY LLC and Blip Holdings LLC, which own and market the Weedsy and BLVK Brands, respectively. An additional 69,245 shares ($23,571) were issued to two contractors and 102,800 shares ($35,000) were issued to three officers and directors for services. The Company also issued 400,000 shares against stock compensation payable for patent obligations incurred in 2019. All of the above shares were issued in exempt transactions under Section 4(a)(2) of the Securities Act since the recipients of the shares were persons closely associated with the Company and the issuance of the shares did not involve any public offering.

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

MJ Harvest, Inc.

Date: January 14, 2022	By: /s/ Patrick Bilton
Patrick Bilton, CEO
Date: January 14, 2022	By: /s/ Brad E. Herr
Brad E. Herr, Chief Financial Officer

MJ Harvest, Inc.

MJ HARVEST, INC.

Consolidated Balance Sheets

(unaudited)

	November 30, 2021	May 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,033	$123,319
Accounts receivable	15,700	—
Inventory	28,493	28,159
Total current assets	68,226	151,478

NON-CURRENT ASSETS:
Investments	3,091,666	1,000,000
Fixed assets, net	8,319	10,839
Finite-lived intangible assets, net	118,334	125,834
Indefinite-lived intangible assets, net	6,000	6,000
Total non-current assets	3,224,319	1,142,673
Total Assets	$3,292,545	$1,294,151

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other current liabilities	$177,694	$103,815
Accounts payable to related party	149,593	77,779
Notes payable, net of discount	900,000	350,000
Total Current Liabilities	1,227,287	531,594

LONG-TERM LIABILITIES:
Common stock payable	118,785	100,000
Advances from related parties	1,611,482	1,317,982
Total long-term liabilities	1,730,267	1,417,982
Total Liabilities	2,957,554	1,949,576

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized, 32,787,446 and 25,302,122 issued and outstanding, respectively	3,279	2,530
Additional paid-in capital	10,860,040	8,440,302
Accumulated deficit	(10,528,328)	(9,098,257)
Total stockholders’ equity (deficit)	334,991	(655,425)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,292,545	$1,294,151

The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC

Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020

REVENUE	$48,367	$42,307	123,052	$73,136
COST OF REVENUE	16,240	16,953	36,369	30,134
Gross profit	32,127	25,354	86,683	43,002

OPERATING EXPENSES:
Officer and director compensation	203,785	135,000	347,359	265,000
General and administrative	38,519	17,564	64,873	36,383
Professional fees and contract services	79,372	144,171	145,691	239,853
Advertising and promotion	67,516	—	347,373	—
Total operating expenses	389,192	296,735	905,296	541,236

NON-OPERATING EXPENSES
Interest and financing expense	132,812	—	611,458	—

NET LOSS FROM CONTINUING OPERATIONS	(489,877)	(271,381)	(1,430,071)	(498,234)

LOSS FROM DISCONTINUED OPERATIONS
Operating loss on discontinued operations	—	—	—	(4,151)
Loss on discontinued operations	—	(10,000)	—	(10,000)
NET LOSS FROM DISCONTINUED OPERATIONS	—	(10,000)	—	(14,151)

NET LOSS	$(489,877)	$(281,381)	$(1,430,071)	$(512,385)

NET LOSS PER COMMON SHARE - Basic and diluted
From continuing operations	$(0.02)	$(0.01)	$(0.05)	$(0.02)
From discontinued operations	—	—	—	—
Total	$(0.02)	$(0.01)	$(0.05)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	31,955,781	22,997,841	29,163,613	22,945,071

The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2021 AND 2020

			Additional
	Common Stock		Paid-In	Accumulated
Three Month	Shares	Amount	Capital	Deficit	Total
BALANCES, August 31, 2020	22,892,874	$2,289	$3,763,374	$(4,413,398)	$(647,735)
Shares issued for services	158,000	16	62,944	—	62,960
Shares issued for common stock payable	296,857	30	59,541	—	59,571
Net loss	—	—	—	(281,381)	(281,381)
BALANCES, November 30, 2020	23,347,731	2,335	3,885,859	(4,694,779)	(806,585)

BALANCES, August 31, 2021	31,449,344	$3,145	$10,311,603	$(10,038,451)	$276,297
Shares issued for common stock payable	772,065	77	248,494	—	248,571
Shares issued for investments	566,037	57	299,943		300,000
Net loss	—	—	—	(489,877)	(489,877)
BALANCES, November 30, 2021	32,787,446	$3,279	$10,860,040	$(10,528,328)	$334,991

Six Month
BALANCES, May 31, 2020	22,892,874	$2,289	$3,763,374	$(4,182,394)	$(416,731)
Shares issued for services	454,857	46	122,485	—	122,531
Net loss	—	—	—	(512,385)	(512,385)
BALANCES, November 30, 2020	23,347,731	2,335	3,885,859	(4,694,779)	(806,585)

BALANCES May 31, 2021	25,302,122	2,530	8,440,302	(9,098,257)	(655,425)
Shares issued for common stock payable	400,000	40	99,960	—	100,000
Shares issued for services	547,065	55	228,766	—	228,821
Shares issued for investments	6,538,259	654	2,091,012	—	2,091,666
Net loss	—	—	—	(1,430,071)	(1,430,071)
BALANCES, November 30, 2021	32,787,446	$3,279	$10,860,040	$(10,528,328)	$334,991

The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	November 30, 2021	November 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,430,071)	$(512,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,020	23,145
Share based compensation	347,606	181,102
Advances to related party for services	140,000	140,000
Amortization of note payable discount	550,000	—
Changes in operating assets and liabilities:
Accounts receivable	(15,700)	5,981
Vendor deposits	—	20,000
Inventory	(334)	763
Payable for discontinued operations	—	8,000
Accounts payable and other current liabilities	73,879	(54,935)
Accounts payable to related party	71,814	35,000
NET CASH (USED IN) OPERATING ACTIVITIES	(252,786)	(153,329)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances by related parties	153,500	126,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	153,500	126,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(99,286)	(27,329)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	123,319	32,343

CASH AND CASH EQUIVALENTS END OF PERIOD	$24,033	$5,014

Non-cash financing and investing activities:
Shares issued for common stock payable	$100,000	$59,571
Shares issued for investments	$2,091,666	$—
Shares to be cancelled on discontinued operations (Note 10)	$—	$336,875

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

In the year ending May 31, 2021, the Company expanded its focus to include a minority investment interest in PPK Investment Group, Inc. (“PPK”), a vertically integrated cannabis company in Oklahoma that operates as a grower, harvester, processor, manufacturer and distributor of the Country Cannabis Brand of cannabis products. The investment in PPK represents a shift in focus from an agricultural implements-based business to a broader cannabis industry focus. The Company has continued to expand its cannabis focus in the current year with new investments in WDSY LLC and BLIP Holdings LLC, owners of the Weedsy and BLVK brands, respectively.

Basis of Presentation and Consolidation

The Company’s fiscal year-end is May 31. The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six-month periods ended November 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2022.

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

Going Concern

The Company has an accumulated deficit as of November 30, 2021 of $10,528,328 and negative working capital of $1,159,061. In addition, we have notes payable aggregating $900,000 that will be due on March 22, 2022.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.   The ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. During the three months ended August 31, 2021, the Company had 3,000,000 warrants outstanding which were anti-dilutive due to the net loss recognized in the period. In the three and six-month periods ended November 30, 2021, the Company had no common stock equivalents outstanding.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Share-Based Payments

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the common stock issued and recognized when the board of directors authorizes the issuance.

NOTE 2 – FIXED ASSETS

Fixed assets consisted of the following at November 30, 2021 and May 31, 2021:

	November 30,	May 31,
Property & Equipment	2021	2021
Equipment - production molds	$25,109	$25,109
Less: Accumulated amortization	(16,790)	(14,270)
Net Equipment	$8,319	$10,839

Depreciation expense for the three and six-month periods ended November 30, 2021 were $1,260 and $2,520, respectively, and for the three and six months ended November 30, 2020 were $1,260 and $2,520, respectively.

NOTE 3 - INTANGIBLE ASSETS

The Company’s intangible assets consist of both finite and indefinite lived assets. At November 30, 2021 and May 31, 2021, intangibles assets are:

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	November 30,	May 31,
Intangibles	2021	2021
Finite lived intangibles
Patents	$250,000	$250,000
Less: impairment of patents	(100,000)	(100,000)
	150,000	150,000
Less: accumulated amortization	(31,666)	(24,166)
Patents, net	118,334	125,834

Non-compete agreement	—	157,000
Less: impairment of non-compete	—	(107,000)
	—	50,000
Less: accumulated amortization	—	(6,900)
Less: adjustment for discontinued operations	—	(43,100)
Non-compete agreement, net	—	—

Customer relationships	—	826,000
Less: impairment of relationships	—	(551,000)
	—	275,000
Less: accumulated amortization	—	(6,225)
Less: adjustment for discontinued operations	—	(268,775)
Customer relationships, net	—	—
Total finite lived intangibles	118,334	125,834

Indefinite lived intangibles
Domain names	6,000	31,000
Less: adjustment for discontinued operations	—	(25,000)
Total domain names	6,000	6,000
Total intangibles	$124,334	$131,834

Amortization expense for the three and six-month periods ended November 30, 2021 were $3,750 and $7,500, respectively and for the three and six month periods ended November 30, 2020, were $3,750 and $20,625, respectively. The patents are amortized over their useful lives of ten years. Amortization of intangibles is expected to be $15,000 for each of the next five years.

On May 28, 2021, the Company acquired the domain name, MJHI.com for $6,000. The new domain name matches the Company’s stock symbol and is likely to be easier for customers and other stakeholders to remember. The domain name is an indefinite lived intangible asset and will not be amortized.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – INVESTMENTS

At November 30, 2021 and May 31, 2021, investments are:

	November 30,	May 31,
Investments	2021	2021
PPK Investment Group, Inc.	$2,791,666	$1,000,000
WDSY, LLC	200,000	—
BLIP Holdings, LLC	100,000	—
Total investments	$3,091,666	$1,000,000

PPK

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

The PPK Agreement includes a put option allowing PPK to put shares of the Company’s common stock received as part of the Company’s investment in PPK, back to the Company at $0.25 per share. The put option protects PPK against a drop in the market price of the Company’s common stock below $0.25 per share. The put option may be exercised after six months from the date of the investment on May 19, 2021. Not more than 5% of the total shares held by PPK can be put back to the Company in any calendar quarter. The put option had no value at November 30, 2021 and May 31, 2021 as the Company’s common stock was trading above $0.25 on both dates.

The PPK Agreement gives the Company the right to increase its investment up to a 100% ownership interest in PPK, provided such increased ownership is in compliance with Oklahoma State cannabis licensing requirements. Terms of purchase for increased ownership of PPK will be similar to those as the initial acquisition with a combination of cash and shares of the Company’s common stock.

On August 26, 2021, the Company acquired an additional 15% interest in PPK (25% ownership in total) pursuant to a Securities Purchase Agreement with an effective date of May 19, 2021 through issuance of 5,972,222 shares of restricted common stock valued at $1,791,666 based on the closing price of the Company’s common stock on the of $0.30 per share as of August 16, 2021, the date fixed by agreement for pricing the issuance of the shares. The additional 15% acquisition under the Securities Purchase Agreement called for payment of $930,000 in cash and $570,000 in stock, but by supplemental agreement, PPK agreed to accept payment for 15% in the form of all common stock of the Company.

The Company, pursuant to the PPK Agreement, is also obligated to pay an earnout to PPK as follows:

●	The Company is required to pay additional consideration to PPK for an earnout in the event the PPK business valuation at the end of a pre-determined look back period is greater than $10,000,000. For purposes of the earnout, the valuation will be based on three times earnings before interest, taxes, depreciation, and amortization (EBITDA). If EBITDA exceeds $3,333,333 in the twelve months immediately preceding the look back date of March 31, 2023, additional consideration will be owed to PPK under the earnout in an amount sufficient to equal the earnout valuation less $10,000,000 times the percentage of PPK then owned by the Company. Such additional consideration will be paid 62% in cash and 38% in shares of the Company’s common stock.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

●	The Company also agreed to employ Ralph Clinton Pyatt III (“Clinton Pyatt”), President of PPK, to continue his role as Chief Executive Officer and President of PPK business for a period of at least three years effective May 22, 2022.

The Company also has an option to acquire the real estate that PPK utilizes in its operations. The real estate is currently under lease to PPK by an affiliated company owned by Clinton Pyatt, the President of PPK.

WDSY and BLIP

On October 8, 2021, the Company entered into two brand development agreements with WDSY, LLC (“WDSY”) and Blip Holdings, LLC (“BLIP”) for expansion of the “WEEDSY” and “BLVK” brands, respectively, into Oklahoma and South Dakota. Under the agreements, PPK will manufacture and distribute these brands in Oklahoma and South Dakota and will pay the respective companies 10% royalties on all net sales of the branded products in those territories.

On October 8, 2021, the Company acquired a 10% interest in WDSY in exchange for 377,358 shares of the Company’s common stock and a 10% interest in BLIP in exchange for 188,679 shares of the Company’s common stock. The shares to be issued were valued at the closing price of the common stock, $0.53 per share, on October 8, 2021. Additional shares may be due to WDSY and BLIP based on lookback valuations of both companies. The lookback valuations will be based on trailing twelve months sales for WDSY and trailing three-month sales for BLIP on the second anniversary of each agreement, or sooner if the agreements are terminated before the second anniversaries. At November 30, 2021, management has assessed the probability of a potential liability due under the lookback valuation provisions of WDSY and BLIP to be low and no stock payable was due.

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

The Notes provided for an original issue discount of 10% or $90,000, payment of legal fees of $22,500, and payment of $10,500 for due diligence fees, resulting in net proceeds to the Company of $777,000. The Notes bore interest at the rate of 12% for the period from March 22 through September 22, 2021 and bear interest at the rate of 15% from September 23, 2021 through March 22, 2022. On September 20, 2021, the Company extended the Notes for an additional six months. The Notes are now due March 21, 2022. The Notes are secured by all assets of the Company.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Interest on the notes is payable in monthly installments of $11,250 ($9,000 for the first six months of the term) on the first of each month with the first payment due on April 1, 2021. An aggregate of $32,100 and $59,100 in interest was recognized as an expense on the notes in the three and six-month periods ended November 30, 2021. At November 30, 2021, $11,250 of the accrued interest was outstanding and was paid in December 2021.

In March 2021, the Company also paid a financing fee of $3,683,000 by issuance of 1,200,000 shares of its restricted common stock and 3,000,000 warrants to purchase shares that are exercisable at $0.38 per share with a three-year term expiring on March 21, 2024. The financing fee shares were valued at $1,800,000 based on the closing price of the Company’s common stock on the date of the borrowing. The warrants were valued at $1,883,000 using the Black-Scholes method based on a current stock price of $1.50 per share on the warrant issuance date, exercise price of $0.38, an expected term of three years, stock volatility of 334.5% and a discount rate of .32%. One half of the warrants were redeemable for an aggregate payment of $1.00 if the notes payable were paid in full by September 21, 2021. The Company extended the notes on September 20, 2021 for six months and the redemption provision has now expired.

In the aggregate, financing fees and original issue discount totaled $3,806,000 which is greater than the note payable balance of $900,000. As a result, the Company recorded a full discount of $900,000 against the balance of the note payable and is amortizing the discount over the term of the note. During the three and six-month periods ended November 30, 2021, the Company recognized $450,000 and $550,000 respectively, of amortization expense as interest and finance expense. The remaining amount of the financing fees of $2,906,000 was recognized as expense for the year ended May 31, 2021.

In an event of default, the remaining principal amount of the notes plus all accrued interest and any other fees then due may be converted at the sole election of the note holders into shares of the Company’s common stock.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Agreement with Borders Consulting LLC. On June 9, 2021, the Company entered into an agreement with Borders Consulting LLC (“Borders”), an unrelated third-party vendor, to provide consulting services in connection with corporate finance relations, introductions to funding sources, and to enhance the Company’s visibility in the financial markets. The agreement was for a three-month term at compensation of $50,000 per month payable in cash plus common stock aggregating 250,000 shares. The Company paid the first two months of the contract through cash payments of $70,000 and issuance of 175,000 shares of stock valued at $80,250.

On November 29, 2021, the Company reached a settlement agreement with Borders providing for a final payment of $10,000 in cash and 200,000 shares of common stock. As a result of the settlement agreement, an aggregate of $90,000 ($0.45 per share on the settlement date) was paid in during the six month period ended November 30, 2021. At November 30, 2021, the Company owed $10,000 to Borders which is included in accounts payable. The settlement agreement provides for this amount to be paid in four monthly installments commencing on December 1, 2021. Total of all payments under the initial agreement of $250,250 have been recognized as advertising and promotion on the consolidated statements of operations for the six months ended November 30, 2021.

NOTE 7 – RELATED PARTY TRANSACTIONS

At November 30, 2021 and May 31 2021, the Company had advances from and costs of services provided by related parties totaling $1,6111,482 and $1,317,982, respectively. These amounts are classified as long-term liabilities as it is anticipated they will be settled with shares of the Company’s common stock. These amounts consisted of the following:

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Related Party Advances at	Additions During the Three Months Ended August 31, 2021		Additions During the Three Months Ended November 30, 2021		Related Party Advances at
	May 31, 2021	Advances	Services	Advances	Services	November 30, 2021
Related Parties
Patrick Bilton, CEO and Director
Cash Advances	$928,414	$64,000	$—	$87,500	$—	$1,079,914
Payable for services	280,000		70,000	—	70,000	420,000.0
David Tobias, Director	80,553	—	—	2,000	—	82,553.0
Jerry Cornwell, Director	29,015	—	—	—	—	29,015
Total for related parties	$1,317,982	$64,000	$70,000	$89,500	$70,000	$1,611,482

	Related Party Advances at	Additions During the Three Months Ended August 31, 2020		Additions During the Three Months Ended November 30, 2020		Related Party Advances at
	May 31, 2020	Advances	Services	Advances	Services	November 30, 2020
Related Parties
Patrick Bilton, CEO and Director
Cash Advances	$726,414	$65,000	$—	$55,000	$—	$846,414
Payable for services	—	—	—	—	140,000	$140,000
David Tobias, Director	80,553	—	—	—	—	80,553
Jerry Cornwell, Director	23,015	1,000	—	5,000	—	29,015
Total for related parties	$829,982	$66,000	$—	$60,000	$140,000	$1,095,982

Nexit, Inc., a company solely owned by Brad Herr, the Company’s Chief Financial Officer, was owed $149,593 and $77,779 at November 30, 2021 and May 31, 2021, respectively, for services. These amounts are included in accounts payable to related party.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – SHARE CAPITAL

In the three and six-month periods ended November 30, 2021 and November 30, 2020, shares were issued for stock payable, services and investments in the amounts set forth in the following table.

Three Months
		Value of Shares Issued for:
Three Months Ended November 30, 2021	Total Shares Issued	Stock Payable	Services	Investment and Other	Total Value	Stock Payable
Related Parties
David Tobias, Director	29,377	$10,000	$—	$—	$10,000	$10,000
Jerry Cornwell, Director	29,377	10,000	—	—	10,000	10,000
Brad Herr, CFO	44,066	15,000	—	—	15,000	15,000
Randy Lanier, Director	25,179	8,571			8,571	68,785
Total for related parties	127,999	43,571	—	—	43,571	103,785
Unrelated Parties	1,210,103	146,979	57,921	300,000	504,900	15,000
Aggregate Totals November 30, 2021	1,338,102	$190,550	$57,921	$300,000	$548,471	$118,785
Three Months Ended November 30, 2020
Related Parties
David Tobias, Director	50,000	$10,000	$—	$—	$10,000	$10,000
Jerry Cornwell, Director	50,000	10,000	—	—	10,000	10,000
Brad Herr, CFO	75,000	15,000	—	—	15,000	15,000
Randy Lanier, Director	—	—	—	—	—	—
Total for related parties	175,000	35,000	—	—	35,000	35,000
Unrelated Parties	279,857	24,571	62,960	—	87,531	123,571
Aggregate Totals November 30, 2020	454,857	$59,571	$62,960	$—	$122,531	$158,571

Six Months
		Value of Shares Issued for:
Six Months Ended November 30, 2021	Total Shares Issued	Stock Payable	Services	Investment and Other	Total Value	Stock Payable
Related Parties
David Tobias, Director	29,377	$—	$10,000	$—	$10,000	$10,000
Jerry Cornwell, Director	29,377	—	10,000	—	10,000	10,000
Brad Herr, CFO	44,066	—	15,000	—	15,000	15,000
Randy Lanier, Director	25,179	—	8,571	—	8,571	68,785
Total for related parties	127,999	—	43,571	—	43,571	103,785
Unrelated Parties	7,357,325	100,000	185,250	2,091,666	2,376,916	15,000
Aggregate Totals November 30, 2021	7,485,324	$100,000	$228,821	$2,091,666	$2,420,487	$118,785
Six Months Ended November 30, 2020
Related Parties
David Tobias, Director	50,000	$—	$10,000	$—	$10,000	$10,000
Jerry Cornwell, Director	50,000	—	10,000	—	10,000	10,000
Brad Herr, CFO	75,000	—	15,000	—	15,000	15,000
Randy Lanier, Director	—	—	—	—	—	—
Total for related parties	175,000	—	35,000	—	35,000	35,000
Unrelated Parties	279,857	—	87,531	—	87,531	123,571
Aggregate Totals November 30, 2020	454,857	$—	$122,531	$—	$122,531	$158,571

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9 – REVENUE FROM CONTINUING OPERATIONS

The Company product revenue is generated though sales of its debudder products produced by third parties and distributed by the Company. The Company’s customers, to which trade credit terms are extended, consist almost exclusively of domestic companies. The following table sets out product sales for the three and six-month periods ended November 30, 2021 and 2020, along with customer concentration information for each period.

	Three months ended November 30,
	2021	2020
Debudder product revenues	$48,367	$42,307
Customer concentrations
Debudder sales
Customer A	$23,500	$—
Customer B	23,760	—
Customer C	—	19,885
Customer D	—	12,100
Totals	$47,260	$31,985
% of total revenues	98%	76%

	Six months ended November 30,
	2021	2020
Debudder product revenues	$123,052	$73,136
Customer concentrations
Debudder sales
Customer A	$37,900	$—
Customer B	23,760	—
Customer C	14,680	34,285
Customer D	43,320	26,130
Totals	$119,660	$60,415
% of total revenues	97%	83%

All sales were domestic except international sales of $23,760 and $23,852 in the three and six-month periods ended November 30, 2021, respectively. All sales were domestic except international sales of $3,471 and $4,021 in the three and six-month periods ended November 30, 2020, respectively.

As of November 30, 2021 and May 31, 2021, there were $15,700 and nil, respectively, of accounts receivable from the Company’s primary customers.

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

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Discontinued operations operating results for the three and six month periods ended November 30, 2021 and 2020 are reflected in the following tables.

	Three and Six-Month Periods Ended November 30, 2021	Three and Six-Month Periods Ended November 30, 2020
Revenue	$—	$75,217
Cost of revenue	—	66,243
Amortization	—	13,125
Gross profit	—	(4,151)
Loss on discontinued operations	—	10,000
	$—	$(14,151)

NOTE 11 – IMPACT OF COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in the United States and Worldwide. As of November 30, 2021 and through the date of filing of this Form 10-Q, the disruption did not materially impact the Company’s financial statements.

The effects of the continued outbreak of COVID-19 and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company, including our ability to operate. As of November 30, 2021 there were no material adverse impacts to the Company’s operations due to COVID-19.

The economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets. Management evaluated these impairment considerations and determined that no such impairments occurred as of May 31, 2021 or through the date of filing this Form 10-Q.

NOTE 12 – SUBSEQUENT EVENTS

On December 1, 2021, the Company issued 167,796 shares of common stock valued at $83,785 to non-related parties and 87,500 shares of common stock valued at $$35,000 to officers and directors for stock payable at November 30, 2021 relating to services rendered in the quarter ended November 30, 2021. The shares were valued based on the closing price of the Company’s common stock on the OTCQB Market on dates the shares were authorized to be issued.