Form 10-Q
period 2022-02-28
MJ Harvest, Inc.
filed 2022-04-19
CIK 1789330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________ Commission File Number: 000-56250

MJ Harvest, Inc.

 (Exact name of registrant as specifie

d in its charter)

nevada	82-3400471
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

9205 W. Russell Road, Suite 240, Las Vegas, Nevada 89148-1425

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

☐ Yes ☒ No

The number of shares of the issuer’s Common Stock outstanding as of April 14, 2022 is 33,068,952.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements. Attached after signature page.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a differences include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; inflation, the war in Ukraine, supply chain slowdowns, reoccurring Covid-19 outbreaks, both nationally and internationally, particularly in China, and worldwide political stability and economic growth. The words “believe,” “expect,” “anticipate,” “hope,” “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Three Months Ended February 28, 2022 compared with the Three Months Ended February 28, 2021

The narrative comparison of results of operations for the three-month periods ended February 28, 2022 and 2021, is based on the following table.

	Three Months Ended
	A	B	A-B	%
	February 28, 2022	February 28, 2021	Change	Change
REVENUE	$24,343	$14,377	$9,966	69%
COST OF REVENUE	14,405	12,350	2,055	17%
Cost of revenue as a % of total revenue	59%	86%	-27%
Gross Profit	9,938	2,027	7,911	390%
Gross profit as a % of revenue	41%	14%	27%
OPERATING EXPENSES
Officer and director compensation	203,785	135,000	68,785	51%
General and administrative	48,771	23,027	25,744	112%
Professional fees and contract services	22,445	118,231	(95,786)	-81%
Advertising and promotion	28,088	–	28,088	n.a.
Total operating expenses	303,089	276,258	26,831	10%
OPERATING LOSS - CONTINUING OPERATIONS	(293,151)	(274,231)	(18,920)	7%

Revenues increased 69% in the quarter ended February 28, 2022 compared with the same period in 2021. The increase in the current quarter was largely due to direct sales efforts by our sales team. Management has remained focused on sales efforts for the debudder products while also working to expand our relationship with PPK Investment Group, Inc., a vertically integrated cannabis company selling the Country Cannabis Brand of products, and seeking other acquisitions. We anticipate that we will maintain a marketing focus on the debudder products in the coming periods but also expect to devote substantial attention to our efforts at growing our presence in the cannabis industry through acquisitions. We recently entered into an agreement to acquire a facility and cannabis licenses for an operation in Denver Colorado, and we expect to close on a an acquisition of a facility and licenses in California in April or May of this year. These acquisitions will have a significant effect on the direction of our future operations.

As a percentage of sales, cost of sales decreased between periods as a result of improved efficiencies in our fulfillment centers. In the prior period, we moved our inventory to a new California fulfillment center and the costs of the move impacted results in the three months ended February 28, 2021.

Total operating expenses increased somewhat in the current period primarily due to increased expenditures for officer and director compensation resulting from the addition of a fourth director and payment of comensation to that director. General and administrative expenses increased in the current period compared with a year earlier, primarily driven by travel expenses associated with the Company’s investment in PPK Investment Group, Inc., and other merger and acquisition work performed during the current period. Advertising and promotion also increased as a result of increased expenditures for investor awareness in the current period. These increases were partially offset by a decrease in professional fees. In the current period, costs previously categorized as professional fees were reclassified as officer and director compensation when one of our consultants accepted a position on the Board.

Net loss from continuing operations increased in 2022 compared with 2021 primarily due to increases in advertising and promotion expenses and consulting fees relating to the Company’s investor relations efforts.

Nine Months Ended February 28, 2022 compared with the Nine Months Ended February 28, 2021

The narrative comparison of results of operations for the nine-month periods ended February 28, 2022 and 2021, is based on the following table.

	Nine Months Ended
	A	B	A-B	%
	February 28, 2022	February 28, 2021	Change	Change
REVENUE	$147,395	$87,513	$59,882	68%
COST OF REVENUE	50,774	42,484	8,290	20%
Cost of revenue as a % of total revenue	34%	49%	-14%
Gross Profit	96,621	45,029	51,592	115%
Gross profit as a % of revenue	66%	51%	-14%
OPERATING EXPENSES
Officer and director compensation	542,570	400,000	142,570	36%
General and administrative	113,644	59,410	54,234	91%
Professional fees and contract services	176,710	358,084	(181,374)	-51%
Advertising and promotion	375,461	–	375,461	n.a.
Total operating expenses	1,208,385	817,494	390,891	48%
OPERATING LOSS - CONTINUING OPERATIONS	(1,111,764)	(772,465)	(339,299)	44%

Revenues increased 68% in the nine-month period ended February 28, 2022 compared with the same period in 2021. Management refocused sales efforts on the debudder products after discontinuing operations of the soils business acquired from Elevated Ag Solutions, Inc. (“Elevated”) in early October 2020. The soils division was discontinued in the quarter ended November 30, 2020 and is not reflected in operating results for the periods presented above (see “Discontinued Operations”). We anticipate that the marketing focus on the debudder products will continue now that the soils division has been discontinued. We also recently entered into an agreement to acquire a facility and cannabis licenses for an operation in Denver Colorado, and we expect to close on a an acquisition of a facility and licenses in California in April or May. Management believes these acquisitions will have a significant effect on the direction of our future operations.

Total operating expenses increased in the current period, primarily due to increased expenditures for advertising and promotion and increases in travel related to an increased focus on acquisitions. In the nine-month period ended February 28, 2022, we retained a consultant to communicate with prospective funding sources, coordinate press releases, and in general assist with market awareness of the company. The cost of this program was paid partially in cash and partially in stock with an aggregate cost of $250,250. Additional advertising expenses were incurred for trade show expenses in connection with our attendance at the MJBIZCON trade show in Las Vegas. Officer and director compensation increased and professional fees and contract services decreased in 2022 compared with 2021, primarily due to the appointment of one of our contractors as a director in the current period and the associated reclassification of his contract fees to “officer and director compensation.” General and administrative expenses increased in the current period compared with a year earlier, primarily driven by travel expenses associated with the Company’s investment in PPK Investment Group, Inc.

Net loss from continuing operations increased in 2022 compared with 2021 primarily due to the increase in advertising and promotion expenses.

Non-Operating Expenses.

In the three and nine-month periods ended February 28, 2022, the Company incurred $34,134 and $645,592, respectively, in interest and finance expense relating to notes payable from a funding transaction on March 22, 2021. The nine-month amount included $550,000 in discount on notes payable. The Company had no comparable outstanding debt in the three and nine-month periods ended February 28, 2021. The notes payable were due on March 22, 2022, subsequently extended to March 29, 2022, and paid in full with accrued interest on March 29, 2022. The source of funds for the repayment of the notes was from a new senior lender. The company expects to enter into a senor convertible debt agreement with the new senior lender in our fiscal fourth quarter.

Discontinued Operations.

In the prior year, after operating the soils division for the first four months of the year ended May 31, 2021, management undertook an in-depth assessment of Elevated Ag Solutions, Inc. (“Elevated”) and concluded that the soils division was not as represented at the time of the acquisition in January 2020, was not likely to ever operate profitably without significant revisions to operating methods and changes in personnel and was likely to create significant business questions and concerns should it be continued. Accordingly, management elected to discontinue the business acquired from Elevated. Upon discontinuation of the Elevated business, the Company entered into a settlement and unwinding agreement with Elevated and returned all assets acquired in the transaction to Elevated. During the nine months ended February 28, 2021, the common stock issued in the acquisition, aggregating 1,300,000 shares out of 1,400,000 shares originally issued, were cancelled, and the Company paid a $10,000 walk-away fee. In the aggregate, the Company recognized a loss from discontinued operations of $10,000.

Operating results for the three and nine-month periods ended February 28, 2021 from the discontinued operations are reflected in the following table.

	Three Month Period Ended February 28, 2021	Nine-Month Period Ended February 28, 2021
Revenue	$–	$75,217
Cost of revenue	–	(66,243)
Amortization	–	(13,125)
Gross profit	–	(4,151)
Loss on discontinued operations	–	10,000
	$–	$(14,151)

Liquidity and Capital Resources

Cash flow used in operating activities for the nine-month period ended February 28, 2022 was $329,212 compared with $175,329 in the comparable period in 2021. During the period, our total cash decreased by $115,712. Cash to fund the negative cash flow from operations was derived primarily from proceeds of advances from related parties totaling $213,500.

The Company continues to make progress in growing sales of its existing product line, but the business is not yet sufficient to support our current operating structure. Our current working capital is negative $1,237,969, based on current assets of $122,238 and current liabilities of $1,360,207. We continue to seek out potential acquisition candidates and distributorships and hope to see continuing growth in sales in the coming periods. The Company is currently reliant on funding through advances from related parties, but we have no binding agreements or commitments for such funding and no assurances can be given that such funding will continue to be available in future periods.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses from continuing operations of $327,285 and $1,757,356 for the three and nine-month periods ended February 28, 2022, respectively, and had an accumulated deficit of $10,855,613 as of February 28, 2022. In addition, we have notes payable aggregating $900,000 plus accrued interest that are due on March 22, 2022.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  It will be important for the Company to succeed in its efforts to raise capital in this manner to further its business plan in an aggressive manner.  Raising additional capital may cause dilution to current shareholders.

COVID-19

We are now in the third year of the COVID-19 pandemic. While the impact of the pandemic is lessening, new COVID variants are causing continued concern and the pandemic is not over. To date, the disruption from COVID-19 did not materially impact the Company’s financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to reduced demand could be significantly greater in future periods than in the third fiscal quarter ended February 28, 2022.

The effects of the continued outbreak of COVID-19 and related government responses may include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity in our industry. These effects could have a variety of adverse impacts to the Company, including an inability to adequately staff and operate our facilities. To date, there have been no material adverse impacts to the Company’s operations due to COVID-19.

The economic disruptions caused by COVID-19 could also adversely impact impairment risks for certain long-lived assets, equity method investments and goodwill. Management evaluated these impairment considerations and determined that no such impairments occurred through the date of this report.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended February 28, 2022 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended February 28, 2022, the Company issued 281,506 shares of common stock without registration under the Securities Act. Of these, 63,710 shares ($25,510) were issued to two contractors and 217,796 shares ($103,785) were issued to four officers and directors for services. All of the above shares were issued in exempt transactions under Section 4(a)(2) of the Securities Act since the recipients of the shares were persons closely associated with the Company and the issuance of the shares did not involve any public offering.

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

MJ Harvest, Inc.

Date: April 19, 2022	By: /s/ Patrick Bilton
Patrick Bilton, CEO
Date: April 19, 2022	By: /s/ Brad E. Herr
Brad E. Herr, Chief Financial Officer

MJ Harvest, Inc.

MJ HARVEST, INC.

Condensed Consolidated Balance Sheets
(unaudited)

	February 28,	May 31,
ASSETS	2022	2021
CURRENT ASSETS:
Cash and cash equivalents	$7,607	$123,319
Accounts receivable	13,232	–
Inventory	91,399	28,159
Deposits	10,000	–
Total current assets	122,238	151,478

NON-CURRENT ASSETS:
Investments in equity securities, at cost	3,091,666	1,000,000
Fixed assets, net	7,059	10,839
Finite-lived intangible assets, net	114,584	125,834
Indefinite-lived intangible assets, net	6,000	6,000
Total non-current assets	3,219,309	1,142,673
Total Assets	$3,341,547	$1,294,151

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other current liabilities	$195,829	$103,815
Accounts payable to related party	264,378	77,779
Notes payable, net of discount	900,000	350,000
Total Current Liabilities	1,360,207	531,594

LONG-TERM LIABILITIES:
Common stock payable	102,857	100,000
Advances from related parties	1,741,482	1,317,982
Total long-term liabilities	1,844,339	1,417,982
Total Liabilities	3,204,546	1,949,576

Commitments and Contingencies ( Notes 4 and 5)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value per share, 100,000,000 shares authorized, 33,068,952 and 25,302,122 issued and outstanding, respectively	3,307	2,530
Additional paid-in capital	10,989,307	8,440,302
Accumulated deficit	(10,855,613)	(9,098,257)
Total stockholders’ equity (deficit)	137,001	(655,425)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,341,547	$1,294,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

MJ HARVEST, INC

Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021

REVENUE	$24,343	$14,377	$147,395	$87,513
COST OF REVENUE	14,405	12,350	50,774	42,484
Gross profit	9,938	2,027	96,621	45,029

OPERATING EXPENSES:
Officer and director compensation	203,785	135,000	542,570	400,000
General and administrative	48,771	23,027	113,644	59,410
Professional fees and contract services	22,445	118,231	176,710	358,084
Advertising and promotion	28,088	–	375,461	–
Total operating expenses	303,089	276,258	1,208,385	817,494

OPERATING LOSS FROM CONTINUING OPERATIONS	(293,151)	(274,231)	(1,111,764)	(772,465)

NON-OPERATING EXPENSES
Interest and financing expense	34,134	–	645,592	–

NET LOSS FROM CONTINUING OPERATIONS	(327,285)	(274,231)	(1,757,356)	(772,465)
LOSS FROM DISCONTINUED OPERATIONS
Operating loss on discontinued operations	–	–	–	(4,151)
Loss on discontinued operations	–	–	–	(10,000)
NET LOSS FROM DISCONTINUED OPERATIONS	–	–	–	(14,151)

NET LOSS	$(327,285)	$(274,231)	$(1,757,356)	$(786,616)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
From continuing operations	$(0.01)	$(0.01)	$(0.06)	$(0.03)
From discontinued operations	NA	NA	NA	–
Total	$(0.01)	$(0.01)	$(0.06)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - Basic and diluted	33,063,494	23,245,546	30,454,015	23,077,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

MJ HARVEST, INC

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(unaudited)

FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2022 AND 2021

			Additional	Common
	Common Stock		Paid-In	Stock Subject to	Accumulated
Three Month	Shares	Amount	Capital	Cancellation	Deficit	Total
BALANCES, November 30, 2020	23,347,731	$2,335	$3,885,859	$–	$(4,694,779)	$(806,585)
Shares issued for services	200,000	20	59,980	–	–	60,000
Shares issued for common stock payable	167,345	17	58,554	–	–	58,571
Shares subject to cancellation due to discontinued operations	–	–	–	(336,875)	–	(336,875)
Net loss	–	–	–	–	(274,231)	(274,231)
BALANCES, February 28, 2021	23,715,076	2,372	4,004,393	(336,875)	(4,969,010)	(1,299,120)

BALANCES, November 30, 2021	32,787,446	3,279	10,860,040	–	(10,528,328)	334,991
Shares issued for services	26,200	3	10,507	–	–	10,510
Shares issued for common stock payable	255,296	25	118,760	–	–	118,875
Net loss	–	–	–	–	(327,285)	(327,285)
BALANCES, February 28, 2022	33,068,952	3,307	10,989,307	–	(10,855,613)	137,001

Nine Month
BALANCES, May 31, 2020	22,892,874	2,289	3,763,374	–	(4,182,394)	(416,731)
Shares issued for services	822,202	83	241,019	–	–	241,102
Shares subject to cancellation due to discontinued operations	–	–	–	(336,875)	–	(336,875)
Net loss	–	–	–	–	(786,616)	(786,616)
BALANCES, February 28, 2021	23,715,076	2,372	4,004,393	(336,875)	(4,969,010)	(1,299,120)

BALANCES May 31, 2021	25,302,122	2,530	8,440,302	–	(9,098,257)	(655,425)
Shares issued for common stock payable	400,000	40	99,960	–	–	100,000
Shares issued for services	828,571	83	358,033	–	–	358,116
Shares issued for investments	6,538,259	654	2,091,012	–	–	2,091,666
Net loss	–	–	–	–	(1,757,356)	(1,757,356)
BALANCES, February 28, 2022	33,068,952	$3,307	$10,989,307	$–	$(10,855,613)	$137,001

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MJ HARVEST, INC.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	February 28,	February 28,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,757,356)	$(786,616)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	15,030	28,155
Share based compensation	358,116	241,102
Advances from related party for services	210,000	210,000
Common stock payable for compensation	102,857	58,571
Amortization of note payable discount	550,000	–
Changes in operating assets and liabilities:
Accounts receivable	(13,232)	14,716
Vendor deposits	(10,000)	20,000
Inventory	(63,240)	4,634
Payable for discontinued operations	–	2,000
Accounts payable and other current liabilities	92,014	32,109
Accounts payable to related parties	186,599	–
NET CASH (USED IN) OPERATING ACTIVITIES	(329,212)	(175,329)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances by related parties	213,500	144,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	213,500	144,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(115,712)	(31,329)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	123,319	32,343

CASH AND CASH EQUIVALENTS END OF PERIOD	$7,607	$1,014

Non-cash financing and investing activities:
Shares issued for common stock payable	$100,000	$–
Shares issued for investments	$2,091,666	$–
Shares to be cancelled on discontinued operations (Note 9)	$–	$336,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

MJ HARVEST, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

MJ Harvest, Inc. (the “Company”), develops, acquires, and distributes agricultural and horticultural tools and implements for sale primarily to growers and operators in the hemp and cannabis retail industry. The Company owns 100% of G4 Products LLC, (“G4”) which owns intellectual property for a patented manual debudder product line marketed under the Original 420 Brand as the Debudder Bucket Lid and Edge. The Company also owns 100% of AgroExports LLC (“Agro”) which serves as the domestic and international distribution arm for sales of agricultural and horticultural tools and implements. The Company operates a sales portal website, www.procannagro.com, for online sales of its products.

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

In the quarter ending February 28, 2022, the Company began operations in Colorado under a wholly-owned Colorado corporation, Country Cannabis, Inc. (“CCCO”). CCCO is in the process of acquiring cannabis licenses for the manufacture and distribution of products containing THC and/or THC derivatives. Pending transfer of the licenses, the Company is operating the Colorado facility pursuant to a license agreement with the current owner of the facility.

Basis of Presentation and Consolidation

The Company’s fiscal year-end is May 31. The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the interim financial statements have been included. Operating results for the three and nine-month periods ended February 28, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2022.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended May 31, 2021 in the Form 10-K as filed with the Securities and Exchange Commission.

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries Agro, G4, Agro Canada, and CCCO. All subsidiaries were wholly owned in the periods presented. All intercompany transactions have been eliminated.

MJ HARVEST, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Going Concern

The Company has an accumulated deficit as of February 28, 2022 of $10,855,613 and negative working capital of $1,237,969. Included in current liabilities are notes payable aggregating $900,000 which were paid in March 2022. See Subsequent events note 11. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

New Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. Management is evaluating the impact of this update on the Company’s consolidated financial statements.

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

MJ HARVEST, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Intangible Assets

Intangible asset amounts are initially recognized at the acquisition date at the fair values of the intangible assets acquired.

Finite-lived intangible assets are amortized over their useful lives. The carrying amounts of finite-lived intangible assets are evaluated for recoverability whenever events or changes in circumstances indicate that the Company may be unable to recover the asset’s carrying amount.

When there is no foreseeable limit on the period of time over which an intangible asset is expected to contribute to the cash flows of the Company, an intangible asset is determined to have an indefinite life. Indefinite-lived intangible assets are not amortized but tested for impairment annually or more frequently when indicators of impairment exist.

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

MJ HARVEST, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. During the three and nine month periods ended February 28, 2022, the Company had 3,000,000 warrants outstanding which were anti-dilutive due to the net loss recognized in the period. In the three and nine-month periods ended February 28, 2021, the Company had no common stock equivalents outstanding.

Share-Based Payments

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the common stock issued and recognized when the board of directors authorizes the issuance.

NOTE 2 – FIXED ASSETS

Fixed assets consisted of the following at February 28, 2022 and May 31, 2021:

	February 28,	May 31,
Equipment	2022	2021
Equipment - production molds	$25,109	$25,109
Less: Accumulated amortization	(18,050)	(14,270)
Net Equipment	$7,059	$10,839

Depreciation expense for the three and nine-month periods ended February 28, 2022 were $ 1,260 and $3,780, respectively. Depreciation expense for the three and nine-month periods ended February 28, 2021 were $1,260 and $3,780, respectively.

MJ HARVEST, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 - INTANGIBLE ASSETS

The Company’s intangible assets consist of both finite and indefinite lived assets. At February 28, 2022 and May 31, 2021, intangibles assets are:

	February 28,	May 31,
Intangibles	2022	2021
Finite lived intangibles
Patents	$250,000	$250,000
Less: impairment of patents	(100,000)	(100,000)
	150,000	150,000
Less: accumulated amortization	(35,416)	(24,166)
Patents, net	114,584	125,834

Non-compete agreement	–	157,000
Less: impairment of non-compete	–	(107,000)
	–	50,000
Less: accumulated amortization	–	(6,900)
Less: adjustment for discontinued operations	–	(43,100)
Non-compete agreement, net	–	–

Customer relationships	–	826,000
Less: impairment of relationships	–	(551,000)
	–	275,000
Less: accumulated amortization	–	(6,225)
Less: adjustment for discontinued operations	–	(268,775)
Customer relationships, net	–	–
Total finite lived intangibles	114,584	125,834

Indefinite lived intangibles
Domain names	6,000	31,000
Less: adjustment for discontinued operations	–	(25,000)
Total domain names	6,000	6,000
Total intangibles	$120,584	$131,834

Amortization expense for the three and nine-month periods ended February 28, 2022 were $3,750 and $11,250, respectively and for the three and nine-month periods ended February 28, 2021, were $3,750 and $24,375, respectively. The patents are amortized over their useful lives of ten years. Amortization of intangibles is expected to be $15,000 for each of the next five years.

On May 28, 2021, the Company acquired the domain name, MJHI.com for $6,000. The new domain name matches the Company’s stock symbol and is likely to be easier for customers and other stakeholders to remember. The domain name is an indefinite lived intangible asset and will not be amortized.

MJ HARVEST, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – INVESTMENTS

At February 28, 2022 and May 31, 2021, investments are:

	February 28	May 31,
Investments	2022	2021
PPK Investment Group, Inc.	$2,791,666	$1,000,000
WDSY, LLC	200,000	—
BLIP Holdings, LLC	100,000	—
Total investments	$3,091,666	$1,000,000

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

The PPK Agreement includes a put option allowing PPK to put shares of the Company’s common stock received as part of the Company’s investment in PPK, back to the Company at $0.25 per share. The put option protects PPK against a drop in the market price of the Company’s common stock below $0.25 per share. The put option may be exercised after six months from the date of the investment on May 19, 2021. Not more than 5% of the total shares held by PPK can be put back to the Company in any calendar quarter. The put option had no value at February 28, 2022 and May 31, 2021 as the Company’s common stock was trading above $0.25 on both dates. The put option continues so long as PPK holds shares of MJHI that it received as part of MJHI’s investment in PPK.

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

MJ HARVEST, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company, pursuant to the PPK Agreement, is also obligated to pay an earnout to PPK as follows:

•	The Company is required to pay additional consideration to PPK for an earnout in the event the PPK business valuation at the end of a pre-determined look back period is greater than $10,000,000. For purposes of the earnout, the valuation will be based on three times earnings before interest, taxes, depreciation, and amortization (EBITDA). If EBITDA exceeds $3,333,333 in the twelve months immediately preceding the look back date of March 31, 2023, additional consideration will be owed to PPK under the earnout in an amount sufficient to equal the earnout valuation less $10,000,000 times the percentage of PPK then owned by the Company. Such additional consideration will be paid 62% in cash and 38% in shares of the Company’s common stock. No liability has been accrued for this potential obligation as the Company has assessed the probability of an obligation being incurred to be remote as of February 28, 2022.

•	The Company also entered into an employment agreement with Ralph Clinton Pyatt III (“Clinton Pyatt”), President of PPK, to continue his role as Chief Executive Officer and President of PPK business for a three year term effective May 22, 2021.

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

On October 8, 2021, the Company acquired a 10% interest in WDSY in exchange for 377,358 shares of the Company’s common stock and a 10% interest in BLIP in exchange for 188,679 shares of the Company’s common stock. The shares to be issued were valued at the closing price of the common stock, $0.53 per share, on October 8, 2021. Additional shares may be due to WDSY and BLIP based on lookback valuations of both companies. The lookback valuations will be based on trailing twelve months sales for WDSY and trailing three-month sales for BLIP on the second anniversary of each agreement, or sooner if the agreements are terminated before the second anniversaries. At February 28, 2022, management has assessed the probability of a potential liability due under the lookback valuation provisions of WDSY and BLIP to be low and no stock payable was due. No liability has been accrued for this potential obligation as the Company has assessed the probability of an obligation being incurred to be remote as of February 28, 2022.

The Company evaluated its investment in PPK, WDSY and BLIP as of February 28, 2022 and identified no indicators of possible impairment on their carrying values.

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

The Notes provided for an original issue discount of 10% or $90,000, payment of legal fees of $22,500, and payment of $10,500 for due diligence fees, resulting in net proceeds to the Company of $777,000. The Notes bore interest at the rate of 12% for the period from March 22, 2021 through September 22, 2021 and bore interest at the rate of 15% from September 23, 2021 through March 22, 2022. On September 20, 2021, the Company extended the Notes for an additional six months. The Notes are due March 21, 2022. The Notes are secured by all assets of the Company.

MJ HARVEST, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Interest on the notes is payable in monthly installments of $11,250 ($9,000 for the first six months of the term) on the first of each month with the first payment due on April 1, 2021. An aggregate of $33,750 and $ 81,800 in interest was recognized as an expense on the notes in the three and nine-month periods ended February 28, 2022. At February 28, 2022, $11,250 of the accrued interest was outstanding and was paid in March 2022.

In March 2021, the Company also paid a financing fee of $3,683,000 by issuance of 1,200,000 shares of its restricted common stock and 3,000,000 warrants to purchase shares that are exercisable at $0.38 per share with a three-year term expiring on March 21, 2024. The financing fee shares were valued at $1,800,000 based on the closing price of the Company’s common stock on the date of the borrowing. The warrants were valued at $1,883,000 using the Black- Scholes method based on a current stock price of $1.50 per share on the warrant issuance date, exercise price of $0.38, an expected term of three years, stock volatility of 334.5% and a discount rate of .32%. One half of the warrants were redeemable for an aggregate payment of $1.00 if the notes payable were paid in full by September 21, 2021. The Company extended the notes on September 20, 2021 for six months and the redemption provision has now expired.

In the aggregate, financing fees and original issue discount totaled $3,806,000 which is greater than the note payable balance of $900,000. Financing fees of $2,906,000 was recognized as expense on March 22, 2021. The Company recorded a full discount of $900,000 against the balance of the note payable and is amortizing the discount over the term of the note. During the three and nine-month periods ended February 28, 2022, the Company recognized $-0- and $550,000 respectively, of amortization expense as interest and finance expense.

In an event of default, the remaining principal amount of the notes plus all accrued interest and any other fees then due may be converted at the sole election of the note holders into shares of the Company’s common stock.

MJ HARVEST, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

At February 28, 2022 and May 31 2021, the Company had advances from and costs of services provided by related parties totaling $1,741,482 and $1,317,982, respectively. These amounts are classified as long-term liabilities as it is anticipated they will be settled with shares of the Company’s common stock. These amounts consisted of the following:

	Related Party Advances at	Additions During the Six Months Ended November 30, 2021		Additions During the Three Months Ended February 28, 2022		Related Party Advances at
	May 31, 2021	Advances	Services	Advances	Services	February 28, 2022
Related Parties
Patrick Bilton, CEO and Director
Cash Advances	$928,414	$151,500	$–	$60,000	$–	$1,139,914
Payable for services	280,000		140,000	–	70,000	490,000
David Tobias, Director	80,553	2,000	–	–	–	82,553
Jerry Cornwell, Director	29,015	–	–	–	–	29,015
Total for related parties	$1,317,982	$153,500	$140,000	$60,000	$70,000	$1,741,482

	Related Party Advances at	Additions During the Six Months Ended November 30, 2020		Additions During the Three Months Ended February 28, 2021		Related Party Advances at
	May 31, 2020	Advances	Services	Advances	Services	February 28, 2021
Related Parties
Patrick Bilton, CEO and Director
Cash Advances	$726,414	$120,000	$–	$18,000	$-	$864,414
Payable for services	–	–	140,000	–	70,000	$210,000
David Tobias, Director	80,553	–	–	–	–	80,553
Jerry Cornwell, Director	23,015	6,000	–	–	–	29,015
Total for related parties	$829,982	$126,000	$140,000	$18,000	$70,000	$1,183,982

Nexit, Inc., a company solely owned by Brad Herr, the Company’s Chief Financial Officer, was owed $183,010 and $77,779 at February 28, 2022 and May 31, 2021, respectively, for services. These amounts are included in accounts payable to related party. The Company also owed PPK $81,368 and $-0- respectively at February 28, 2022 and 2021, for start-up payments on the Colorado operations.

MJ HARVEST, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 – SHARE CAPITAL

In the three and nine-month periods ended February 28, 2022 and 2021, shares were issued for stock payable, services and investments in the amounts set forth in the following table.

Three Months

		Value of Shares Issued for:
Three Months Ended February 28, 2022	Total Shares Issued	Stock Payable	Services	Investment and Other	Total Value
Related Parties
David Tobias, Director	25,000	$10,000	$–	$–	$10,000
Jerry Cornwell, Director	25,000	10,000	–	–	10,000
Brad Herr, CFO	37,500	15,000	–	–	15,000
Randy Lanier, Director	130,296	68,785	–	–	68,785
Total for related parties	217,796	103,785	–	–	103,785
Unrelated Parties	63,710	15,000	10,510	–	25,510
Aggregate Totals February 28, 2022	281,506	$118,785	$10,510	$–	$129,295
Three Months Ended February 28, 2021
Related Parties
David Tobias, Director	28,571	$10,000	$–	$–	$10,000
Jerry Cornwell, Director	28,571	10,000	–	–	10,000
Brad Herr, CFO	42,857	15,000	–	–	15,000
Randy Lanier, Director	–	–	–	–	–
Total for related parties	99,999	35,000	–	–	35,000
Unrelated Parties	267,346	23,571	60,000	–	83,571
Aggregate Totals February 28, 2021	367,345	$58,571	$60,000	$–	$118,571

Nine Months

		Value of Shares Issued for:
Nine Months Ended February 28, 2022	Total Shares Issued	Stock Payable	Services	Investment and Other	Total Value
Related Parties
David Tobias, Director	54,377	$–	$20,000	$–	$20,000
Jerry Cornwell, Director	54,377	–	20,000	–	20,000
Brad Herr, CFO	81,566	–	30,000	–	30,000
Randy Lanier, Director	155,475	–	77,356	–	77,356
Total for related parties	345,795	–	147,356	–	147,356
Unrelated Parties	7,421,035	100,000	210,760	2,091,666	2,402,426
Aggregate Totals February 28, 2022	7,766,830	$100,000	$358,116	$2,091,666	$2,549,782
Nine Months Ended February 28, 2021
Related Parties
David Tobias, Director	78,571	$–	$20,000	$–	$20,000
Jerry Cornwell, Director	78,571	–	20,000	–	20,000
Brad Herr, CFO	117,857	–	30,000	–	30,000
Randy Lanier, Director	–	–	–	–	–
Total for related parties	274,999	–	70,000	–	70,000
Unrelated Parties	547,203	–	171,102	–	171,102
Totals	822,202	$–	$241,102	$–	$241,102

MJ HARVEST, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition to the above share issuances for the periods presented, the Company had the following stock payable obligations in the periods ended February 28, 2022 and May 31, 2021.

	February 28,	May 31,
	2022	2021
Related Parties
David Tobias, Director	$10,000	$-
Jerry Cornwell, Director	10,000	-
Brad Herr, CFO	15,000	-
Randy Lanier, Director	52,857	-
Total for related parties	87,857	-
Unrelated Parties	15,000	100,000
Aggregate Totals February 28, 2022	$102,857	$100,000

NOTE 8 – REVENUE FROM CONTINUING OPERATIONS

The Company product revenue is generated though sales of its debudder products produced by third parties and distributed by the Company. The Company’s customers, to which trade credit terms are extended, consist almost exclusively of domestic companies. The following table sets out product sales for the three and nine-month periods ended February 28, 2022 and 2021, along with customer concentration information for each period.

	Three months ended February 28,
	2022	2021
Debudder product revenues	$24,343	$14,377
Customer concentrations
Debudder sales
Customer A	$–	$13,675
Customer D	22,230	–
Totals	$22,230	$13,675
% of total revenues	91%	95%

	Nine months ended February 28,
	2022	2021
Debudder product revenues	$147,395	$87,513
Customer concentrations
Debudder sales
Customer A	$37,900	$13,675
Customer B	23,760	–
Customer C	14,680	34,285
Customer D	64,550	26,130
Totals	$140,890	$74,090
% of total revenues	96%	85%

MJ HARVEST, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All sales were domestic except international sales of $94 and $23,946 in the three and nine-month periods ended February 28, 2022, respectively. All sales were domestic except international sales of $91 and $4,112 in the three and nine-month periods ended February 28, 2021, respectively.

As of February 28, 2022 and May 31, 2021, there were $13,232 and nil 0, respectively, of accounts receivable from the one of the Company’s primary customers.

NOTE 9 – DISCONTINUED OPERATIONS

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

Discontinued operations operating results for the three and nine-month periods ended February 28, 2021 are reflected in the following tables. There were no operating results from discontinued operations to report in the three and nine-month periods ended February 28, 2022.

	Three Month Period Ended February 28, 2021	Nine-Month Period Ended February 28, 2021
Revenue	$–	$75,217
Cost of revenue	–	66,243
Amortization	–	13,125
Gross profit	–	(4,151)
Loss on discontinued operations	–	10,000
Net Loss From Discontinued Operations	$–	$(14,151)

NOTE 10 – IMPACT OF COVID-19

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

The effects of the continued outbreak of COVID-19 and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company, including our ability to operate. As of February 28, 2022 there were no material adverse impacts to the Company’s operations due to COVID-19.

MJ HARVEST, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets. Management evaluated these impairment considerations and determined that no such impairments occurred as of May 31, 2021 or through the date of filing this Form 10-Q.

NOTE 11 – SUBSEQUENT EVENTS

In April 2022, the Company issued 37,258 shares of common stock valued at $15,000 to one non-related party and 218,226 shares of common stock valued at $87,857 to officers and directors for stock payable at February 28, 2022 relating to services rendered in the quarter ended February 28, 2022. The shares were valued based on the closing price of the Company’s common stock on the OTCQB Market on dates the shares were authorized to be issued.

On March 29, 2022, the Company paid off notes payable in the amount of $900,000 plus accrued interest then owing in the amount of $22,145. The notes payable are now satisfied in full. Funds for the payment of the notes payable were derived from a new senior debt financing in the amount of $971,000.

In April 2022, the Company issued 250,000 shares of common stock with an aggregate value of $100,000 to two new Board members as consideration for acceptance of their board positions.