Form 10-K
period 2022-05-31
MJ Harvest, Inc.
filed 2022-09-23
CIK 1789330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 2022

OR

[]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by the average bid and asked price of such common equity on November 30, 2021, was $4,700,000.

As of September 23, 2022, there were 44,854,737 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MJ HARVEST, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED MAY 31, 2022

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to MJ Harvest, Inc., a Nevada corporation, and its consolidated subsidiaries. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K for the year ended May 31, 2022, contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, including our expectations regarding the potential impacts on our business of the COVID-19 pandemic, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in this report on Form 10-K, and other factors as identified from time to time in our Securities and Exchange Commission reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Part I

Item 1. Business

Company Background

MJ Harvest, Inc. was incorporated in Nevada in 2002. Our current business model is focused on building a vertically integrated cannabis company specializing in manufacturing operations, brand aggregation, and distribution of products utilizing ingredients derived from cannabis. Our current operations are centered in Colorado and California, and through a minority investment in PPK Investment Group, Inc. (“PPK”), an Oklahoma corporation, we have extended our market reach to Oklahoma, South Dakota and Arizona. We are currently working with our Oklahoma affiliate to further expand our business into Florida, Missouri, New Jersey, and New York. Our business model is constantly evolving to take into account the scope of our market presence, the brands included in our brand portfolio, and the relationships we have with our brands and our minority owned affiliates.

On August 8, 2022, we entered into an Agreement of Merger and Plan of Reorganization dated August 8, 2022 (the “Merger Agreement”) with Cannabis Sativa, Inc. (“CBDS”), to be effective on the first business day following approval of the Merger by the shareholders of MJHI and CBDS. The Merger Agreement provides for the merger of MJHI with and into CBDS, with CBDS as the surviving entity (the “Merger”). The following listing summarizes material terms of the Merger Agreement.

·	The name of the surviving company in the Merger will be Cannabis Sativa, Inc.
·	Following the effective date of the Merger, the corporate existence of MJHI will cease.
·	Each share of MJHI common stock outstanding on the effective date of the Merger will be converted into 2.7 shares of CBDS Common Stock.
·	On the effective date of the Merger, the surviving Company will have an aggregate total of 167,369,863 common shares outstanding and no shares of preferred stock outstanding.
·	Following the Merger, the shareholders of MJHI will hold approximately 72% of the total outstanding shares of common stock of the surviving company, and the shareholders of CBDS will hold approximately 28% of the total outstanding common shares of the surviving company.
·	The Merger is subject to majority approval of the shareholders of both MJHI and CBDS.
·	The shareholder meeting to approve the merger is intended to take place at 9205 W. Russell Road, Las Vegas, NV 89148. The date and time of the meeting will depend on the timing for effectiveness of an S-4 Registration Statement to be filed with the United States Securities & Exchange Commission (the “SEC”) to register the shares of CBDS common stock to be issued to the shareholders of MJHI in the Merger and to provide the shareholders of MJHI and CBDS with information about the special meeting of shareholders. Upon effectiveness of the S-4 Registration Statement, the companies will deliver the proxy statement/prospectus to the shareholders. The Prospectus will include the date and time for the respective shareholder meetings.
·	The shareholders of MJHI and CBDS will have rights to dissent from the Merger, and, if the notice of dissent is properly given, the dissenting shareholders may be paid fair value for such dissented shares.
·	The Board of Directors of the surviving company following the Merger is intended to consist of Patrick Bilton, Brad Herr, Randy Lanier, Clinton Pyatt, and David Tobias.
·	The Executive Officers of the Company following the Merger are intended to include Patrick Bilton - Chief Executive Officer, Clinton Pyatt - Chief Operating Officer, and Brad Herr - Chief Financial Officer.
·	The Merger Agreement includes representations and warranties, covenants, and conditions for MJHI and CBDS as are customary for transactions of this nature.
·	No brokerage fees are payable in connection with the Merger.
·	The Merger Agreement may be terminated (i) by mutual consent of the parties; (ii) by either party deciding not to pursue the Merger, subject to payment of $50,000 for such termination; (iii) by MJHI without penalty if due diligence uncovers facts about CBDS’s business or financial condition different that represented prior to execution of the Merger Agreement; or (iv) in the event MJHI’s Board does not approve the Merger.
·	If the shareholders of either or both companies fail to approve the merger by a majority of the shares outstanding on the record date for the shareholders meeting, the company or companies may continue the shareholders meeting in order to allow more time to solicit proxies for approval of the Merger.
·	If majority shareholder approval of the merger is not obtained, the Merger will not occur, and the Merger Agreement will be terminated.
·	All costs and expenses in connection with the Merger transactions will be borne by CBDS, except that MJHI will be responsible for expenses of its own legal counsel and auditing costs.

On October 8, 2021, we entered into to two brand development agreements with WDSY, LLC (“WDSY”) and Blip Holdings, LLC (“BLIP”) for expansion of the “WEEDSY” and “BLVK” brands into Oklahoma and South Dakota. Under the agreements, PPK will manufacture and distribute these brands in Oklahoma and South Dakota and will pay the respective companies 10% royalties on all sales of the branded products in those territories. We also acquired a 10% interest in WDSY in exchange for 377,358 shares of our common stock and a 10% interest in BLIP in exchange for 188,679 shares of our common stock. Additional shares may be due to WDSY and BLIP based on lookback valuations of both companies. The lookback valuations will be based on trailing twelve months sales for WDSY and trailing three-month sales for BLIP on the second anniversary of each agreement, or sooner if the agreements are terminated before the second anniversaries.

As of May 31, 2022, the Company owned 25% of PPK and has the option to expand the investment in PPK to 100%. PPK continues to expand its market in the industry, with further explanation in Joint Venture with Tribal Partners. On May 19, 2021, PPK entered into a cannabis joint venture agreement with the Flandreau Santee Sioux Tribe of South Dakota (“FSST”). Under the joint venture agreement, PPK opened extraction and manufacturing facilities in a building located on the FSST Reservation and manufactures products for FSST utilizing biomass grown in FSST’s existing and expanding grow operations. FSST markets their products under the Native Nations Brand. PPK currently markets its products under the Country Cannabis brand. The joint venture agreement provides that PPK and FSST will now cross market the other’s brands in their respective states. This provided an opportunity for FSST to expand its Native Nations Brand to Oklahoma and for PPK to expand its Country Cannabis Brand into South Dakota. The joint venture also provides both PPK and FSST with additional capabilities, work force, and other synergies that management believes will benefit both entities. MJHI currently participates as a minority investor in PPK and expects its involvement to increase as its PPK investment commitment grows and more capital is provided to PPK and the joint venture.

With our acquisitions in Colorado and California and our investments in PPK, WDSY and BLIP, our long-term focus has shifted to expand our operations to include vertically integrated cannabis growing operations in Colorado, California, Oklahoma, and South Dakota, and we are actively looking at markets in Arizona, Florida New Jersey, and New York as potential areas for expansion. The timing for development of these expanded operations will depend on availability of growth capital.

In addition to the tribal opportunities, we have focused much of our growth efforts on acquiring interests in, and licensing agreements with, multiple other brands of cannabis products. Currently, we offer Country Cannabis (the PPK brand), Weedsy, BLVK, and Chronic brands (our “Brand Portfolio”), and we are in active negotiations to acquire interests in, and licenses with, several other brands. This focus on brand aggregation is a cornerstone of our expansion plans. We believe that our wholesale customers, consisting primarily of dispensaries, will be more receptive to our product offerings if we offer a wide range of products and price points while building our reputation as a quality manufacturer and distributor.

Prior to 2020, we were focused on building a portfolio of best-in-class agricultural and horticultural products to benefit farmers and hobbyists in their hemp and cannabis growing operations. Our first product line consisted of the Debudder Lid and EDGE products. The Debudder is used to strip buds off stems for a variety of plants, including hemp and cannabis. The patented Debudder line is wholly owned and marketed by the Company through our e-commerce sites. In 2020, we expanded our online product offerings to include the Kalix and NPK product lines, which offer customers access to plant nutrient products. While our focus has shifted toward cannabis products, we continue to offer the Debudder and the plant nutrient products through our online marketing platforms.

We are actively seeking to acquire and/or license additional brands, acquire and/or establish additional manufacturing and distribution operations, and acquire growing operations in the coming periods. We also continue to seek out additional agricultural and horticultural implements to add to our product offerings through distribution agreements, licensing, and acquisition. In this aspect of our business, we look for agricultural implements, durable goods, and services that will benefit smaller growers of hemp and cannabis by making their growing operations more efficient. As we increase the depth of our vertical integration, we will utilize the products from our agricultural and horticultural implements division in our operations. This will allow us to perform first-hand verification of the efficacy of the products and testimonials on our experiences with the products we offer. We also believe the customer contact and feedback from small and mid-sized growers will provide a source of prospective acquisition targets and the cannabis industry matures and consolidates in our states of operation.

Strategy and Objectives

With our investment into PPK, PPK’s cannabis joint venture relationship with FSST, and our focus on brand aggregation, MJHI intends to take advantage of significant business development opportunities. The following business divisions are either in process, under development, or are being evaluated in an effort to assemble an enterprise covering all aspects of seed to sale operations in the cannabis and hemp-based CBD sectors.

Vertically Integrated Cannabis Operations.

Through our investment in PPK and our intention to increase the investment over time to make PPK a wholly owned subsidiary, we will operate as a vertically integrated cannabis company encompassing grow operations, harvesting, processing, extraction, manufacturing, distribution, and wholesale sales of a full line of products containing THC and CBD. In addition to the FSST joint venture, the Company also signed agreements with International Business Group to produce and distribute the Chronic brand of products, WDSY LLC to produce and distribute the Weedsy brand of products, and with BLIP Holdings, LLC to produce and distribute the BLVK brand of products. The agreements include a right of first refusal to offer the Chronic brand in other markets as MJHI and PPK expand their market reach. Management believes the addition of brands to the MJHI and PPK distribution system will serve to further increase the market reach of MJHI and PPK.

As a result of our brand development efforts, we became aware of an opportunity to acquire a commercial kitchen operation in Tulsa, Oklahoma with an additional distribution facility in Oklahoma City, Oklahoma. Working with PPK, we entered into an asset acquisition agreement with AOK Ventures, Inc. to acquire the commercial kitchen operations, including a sublease on the Oklahoma City distribution facility. The acquisition was structured with PPK acquiring the assets of AOK and with the Company providing a portion of the funding for the acquisition in exchange for a 15% increase in ownership of PPK, bringing the Company’s total ownership of PPK to 25% from the original investment of 10%. The assets acquired include exclusive distribution rights to distribute the Sublime brand of products in Oklahoma with additional opportunities to expand in other states on similar terms.

Joint Venture for Manufacturing and Distribution with Tribal Partner

With our 25% of investment in PPK referenced above we felt the expanded explanation of PPK’s joint venture was worth noting. FSST is one of 574 Native American Indian tribes recognized by the United States Government. The Flandreau Santee Sioux Reservation is situated on over 5,000 acres of land located along and near the Big Sioux River in Moody County, South Dakota. The reservation facilities include the Royal River Entertainment Complex, which is the only legal casino in South Dakota with 430 gaming devices, a 300-seat entertainment and conference center, a 120-room hotel, an adjacent RV park, plus a full-service restaurant, buffet, snack bar and lounge.

FSST has been active in tribal cannabis since 2015 and has a state-of-the-art cultivation facility through which it has resumed cannabis cultivation after the legalization of cannabis in South Dakota in November 2020. The cultivation facility currently houses about 65 strains of cannabis and the Tribe has renovated an existing building to include a lab, kitchen, packaging, and a dispensary with drive-up service. FSST also has developed a full-line of 2018 Farm Bill Compliant hemp products which it sells under its trade name “Native Nations Cannabis.”

Federal recognition of the sovereign status of Native American Indian tribes under the Indian Reorganization Act of 1934 (the “Act”) allows tribes such as the Flandreau Santee Sioux Tribe to manage their own affairs, including their assets, land, and mineral rights. The Act and the ensuing legislation were intended to create a sound economic foundation for the inhabitants of the reservations. Two of the main benefits of federal recognition are exemption from payment of federal taxes and exemption from many federal and state licensing requirements applicable to non-tribal companies. As a result of these advantages, many tribes have pursued business opportunities in the gaming and tobacco industries. Now, with the growing legalization of marijuana for medicinal and adult use, we believe marijuana provides a new growth area for tribes. FSST is the first tribe to expand into the marijuana industry in South Dakota. PPK and FSST have created a unique business model that is now being offered to other tribal entities in a coordinated program to grow the Native Nations brand throughout sovereign lands.

PPK and its Chief Executive Officer, Clinton Pyatt, have now entered into an agreement with FSST to offer the tribal program to other tribes. In each instance where a tribe agrees to follow the FSST/PPK model, PPK will serve as the manufacturer on the tribal lands in exchange for a revenue sharing arrangement on retail sales revenues generated out of the tribal relationship. This also facilitates expansion of brand sales to new areas as ne tribal relationships are forged. MJHI is working closely with PPK to include the MJHI Brand Portfolio in the new tribal arrangements.

Indoor Grow Operations

The Company is evaluating several indoor grow operations for acquisition and/or joint venture operations but has not entered into any binding agreements or arrangements. Management believes that securing indoor grow operations will allow the Company’s operating divisions to access a consistent supply of biomass in the quality demanded by the Company’s customers. Management also believes that the acquisition of an existing indoor grow facility would allow the Company to rapidly generate operating cash flows as the biomass is processed by the Company’s own extraction and manufacturing concerns. As indicated above, PPK and FSST both have their own grow facilities in Oklahoma and South Dakota, respectively, which we believe positions us to apply best practices learned from our and their own operations to newly acquired locations. The Company, PPK, and FSST intend to continue to evaluate indoor grow facilities in locations where they are licensed to grow or manufacture products and in new markets where licenses to cultivate and process marijuana can be obtained at reasonable cost.

The Company is cognizant of the critical processes that must be addressed to effectively monitor and produce a quality product. Steps considered critical include cultivation monitoring, maintenance and monitoring of plant nutrients, irrigation, and lighting systems during the growing cycles, monitoring of production processes, and knowledge of the market demand for products that customers want and for which they will pay a reasonable price. Management believes all of these aspects of the business could be very efficiently driven by software applications. The Company is currently evaluating several competent software alternatives to address these critical processes and the Company expects to develop procedures and practices to obtain a competitive advantage over less sophisticated producers.

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

Traditionally, retail distribution is done through brick-and-mortar dispensaries. With the growing reach of Lyft and Uber, and similar business models, last mile delivery is a growth industry. We believe that software applications may also be applied to this aspect of the marijuana industry, and we are evaluating solutions that could disrupt the traditional brick-and-mortar dispensary distribution model at lower cost.

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

Business Concentration.

In the period ended May 31, 2022, our business in the Debudder product line was concentrated with 96% of our debudder sales going to four customers. We expect significant changes in the sources of our revenues in the coming periods and the business concentrations for the period ended May 31, 2022, may not reflect future results.

Competition

With our expansion into the vertically integrated cannabis space through our investment in PPK, we will be subject to competition for a wide range of industry participants, and we expect competition to intensify in the coming periods. We are currently evaluating our sources of direct competition in the California, Colorado, Oklahoma, and South Dakota markets where MJHI and PPK are currently operating and will report on competition experienced as we develop our history of selling products in these regions.

In our sector of farm implements and nutrient products, the direct competition for distribution of the “picks and shovels” needed by the small growers is significantly less congested. There are some retail offshoots from brick-and-mortar businesses like hydroponics shops that offer a range of tools and implements similar to the Company’s product offerings, and these businesses are likely to compete directly with the Company’s offerings. To date we are not aware of any large nationally recognized distributors of like products, and we are attempting to position ourselves as a player at the national level through online sales. There are significant hurdles to accomplishing this objective, most significantly, availability of capital to build and maintain the online information needed for a comprehensive “one-stop-shop” offering. If we are unable to find the necessary capital to build our product lines and our online presence, we are likely to face increasing competition as other players enter the market. This could have a negative impact on our ability to grow our revenues and compete effectively in the future.

Competitive Advantages

We believe our competitive advantages are derived from our ability to pursue opportunities when and where we find them without getting bogged down in the bureaucracy that a larger and more diverse business might face. As a small publicly traded company, we are able to move quickly, rapidly negotiate and document licensing and distribution agreements, and when appropriate, acquisitions.

With the acquisition of our interest in PPK and the Country Cannabis Brand, and our desire to increase our ownership of PPK to a majority position (up to 100%), we are also now seeking competitive advantages in our market areas by expanding the brand pool available to MJHI and PPK for distribution through our growing sales force. By adding brands, including Chronic, Sublime, Weedsy and BLVK, MJHI and PPK are providing additional products to offer dispensaries as a one stop shop. We expect that this will generate increased order size per sales visit and a reduction of selling cost per product across our entire distribution network.

Marketing and Distribution

Our business model now includes marketing of products to wholesale customers and actively seeking new business opportunities for expansion.

A significant part of our current business model involves manufacture and distribution of products to wholesale customers, consisting primarily of dispensaries. In order to effectively sell to these wholesale customers, MJHI and PPK have and are growing our sales force for each location/area, broken down primarily by each state in which we operate. This allows our sales teams to become familiar with the laws and regulations governing cannabis sales in their state of operation and allows each team to get to know the markets, customers, and demographics of the users. Our Brand Portfolio gives each dispensary the ability to tailor its orders to meet the demands of its retail customers in terms of product type, price point, and brand recognition. We believe there is value in calling on our customers and face-to-face visits, but we also maintain an online store and information site to provide customers with that avenue or shopping if desired.

In order to keep a steady stream of acquisition prospects and brands, we are actively searching for business opportunities in the cannabis industry. Our searches are done through word of mouth, attendance at trade shows and industry events, and by monitoring the activities in our states of operations. When we identify an interesting prospect, our CEO reaches out personally to the management team of the prospect to see if there is a basis for furthering discussions. Our management team has a long history in the industry and large networks of contacts which provide leads on business prospects. Collectively, we believe we will be able to capitalize on these various connections to build a broad-based business selling products to our customers in the cannabis space.

Historically, our product offerings have been limited to the debudder product line and additional soil enhancement products that we distribute for other manufacturers. We will continue to develop these capabilities as resources allow. Our primary marketing method for the existing products is through our online shopping site. and through a small number of distributors that offer the debudder products to their customers. We do not expect the debudder to be a significant contributor to revenues or profits in the foreseeable future, but we intend to continue our efforts to grow the business.

Manufacturing

Vertically Integrated Cannabis Operations. Through our agreements with Dragon Originals in Colorado and Satellite DIP LLC in California, we are now actively engaged in manufacturing, packaging and distribution of cannabis products in Cathedral City, California and in Denver Colorado through a sub operation agreement with PPK. Our close relationship with PPK has allowed us to supplement our manufacturing knowledge and experience with the expertise gained by PPK through many years of hands-on manufacturing, product development, quality control and packaging of similar products. Both the Colorado and California locations were start-ups requiring equipment set-up, training, process creation, and adjustments of manufacturing systems. Both locations are now producing high quality products for sale and our manufacturing processes continue to improve as our workforces becomes more seasoned and as our familiarity with the manufacturing equipment increases. We expect to continue building our integrated systems in conjunction with PPK and are focused on adopting best manufacturing practices where feasible.

Farm Implements and Nutrient Products. We are not currently manufacturing any products in our own facilities. We rely on third party manufacturers for our production runs, and currently have relationships with third party companies for the manufacturing our products, primarily with Chinese companies. We are monitoring the China tariff situation closely and will take appropriate steps to find new contract manufacturing capabilities in other countries should the China tariffs cause a significant impact on our business. Management believes that alternative manufacturers are available, both in the United States and in other industrialized nations, but it is likely that such other sources of manufacturing would only be available at increased cost. Given current gross margins on the debudder line, an increase in costs may impact the long-term viability of the debudder product line. The molds used to manufacture our products were built by Eco Molding Co., Limited in Guandong, China. We own the molds, but it is our understanding that the molds may not be transferred out of China. Consequently, if an alternate manufacturer outside of China becomes necessary, we may be forced to incur the cost of a new mold, which could further affect the viability of the debudder product line. We do not currently have any outstanding contracts with Eco Molding for production of our product and have historically operated on the basis of purchase orders. Our last order for product was for 10,000 units of the Debudder Edge product. We received our final shipment of these units during the year, and they are currently held in inventory for sale to customers. At current inventory and sales levels, we expect that another product order will be necessary in the latter half of 2023.

Intellectual Property

Our intellectual property consists of business trade secrets regarding methods of operation, product formulations, and business practices. This category is applicable across all sectors of our business, is not protected by patent or other intellectual property laws, and is held in confidence by our employees by agreement.

In the farm implements sector, we have two design patents, and several foreign patents covering our debudder products. The United States Patent and Trademark Office (“USPTO”) issued our patents on October 8, 2019. Design Patent D862180 covers the original Debudder Bucket Lid, and Design Patent D862281 covers the Debudder Edge.

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

We also own the domains for mjhi.com, mjharvestinc.com, and procannagro.com. We utilize mjhi.com as our primary domain, website address, and e-mail server address. Procannagro.com is our online shopping site and web-based sales tool. Mjharvestinc.com is being phased out in favor of mjhi.com but will likely be retained to protect against confusion caused by third party use if we were to abandon the domain and it became available for others.

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

The scheduling of marijuana as a Schedule I controlled substance is inconsistent with what we believe to be widely accepted medical uses for marijuana by physicians, researchers, patients, and others. Moreover, as of July 29, 2022, and despite the clear conflict with U.S. federal law, 37 states and the District of Columbia have legalized marijuana for medical use, while 19 of those states and the District of Columbia have legalized the adult-use of cannabis for recreational purposes.

As further evidence of the growing conflict between the U.S. federal treatment of cannabis and the societal acceptance of cannabis, the FDA on June 25, 2018, approved Epidiolex. Epidiolex is an oral solution with an active ingredient derived from the cannabis plant for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, in patients two years of age and older. This is the first FDA-approved drug that contains a purified substance derived from the cannabis plant. In this case, the substance is cannabidiol, or CBD, a chemical component of marijuana that does not contain the psychoactive properties of THC.

Marijuana is largely regulated at the state level in the United States. State laws regulating marijuana are in conflict with the CSA, which makes marijuana use and possession federally illegal. Although certain states and territories of the United States authorize medical or adult-use marijuana production and distribution by licensed or registered entities, under United States federal law, the possession, use, cultivation, and transfer of marijuana and any related drug paraphernalia is illegal. We are compliant with the applicable state and local laws in states where we do business, but strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under United States federal law nor provide a defense to any federal criminal action that may be brought against us.

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

The Cole Memorandum offered guidance to federal agencies on how to prioritize civil enforcement, criminal investigations and prosecutions regarding marijuana in all states and quickly set a standard with which marijuana-related businesses must comply. The Cole Memorandum put forth eight prosecution priorities:

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

Merrick Garland was confirmed to serve as Attorney General in the Biden administration. US Attorney General Merrick Garland currently has no plans to reinstate the Cole Memo or pass new legislation.

Garland stated in April 2022 that cannabis prosecutions are “not an efficient use of resources given the opioid and methamphetamine epidemic that we have,” indicating that the Biden Administration has no intention of repealing Sessions’ memo. While he has made it increasingly clear that he and his administration have no plans of federally prosecuting cannabis users, decriminalization has come to a stagnant point in federal policy, although efforts at federal legalization continue.

While the Cole Memorandum will be informally adhered to and treated as precedence, there are no confirmed efforts to recodify the DOJ’s official legal stance on cannabis law. Both Republicans and Democrats are currently pushing for comprehensive federal reform. Bipartisan congressional groups have even put forth a bill aiming to amend current legislation and model cannabis regulation after existing alcohol regulations.

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

General Development of our Business

Our long-term plan is to increase our ownership position in PPK, grow our cannabis manufacturing and distribution businesses in Colorado and California, and acquire additional cannabis extraction, manufacturing and distribution facilities and grow operations where we can develop additional products, build our brands, research the effectiveness of such products in real world settings, and provide concrete examples of the effectiveness of the products to our customers. This step will also allow us to expand operations into biomass production, processing, and sale of products containing THC and CBD.

We also intend to focus on expansion of our cannabis operations into new states and regions through our relationship with PPK and PPK’s ability to expand through tribal relationships under the auspices of FSST.

We can offer no assurances that we will be able to accomplish any portion of our long-range vision.

Employees

Prior to the Colorado and California acquisitions, all of our day-to-day tasks were outsourced to consultants and independent contractors who provided services to us as needed and as directed by our Chief Executive Officer. With the Colorado and California acquisitions, as of September 23, 2022, we have fifteen total employees of whom are full-time, and all of whom work in our California facility. We have outsourced operations of our Colorado location to PPK and PPK employs five workers at that location. We also have five contractors regularly providing services to the Company.

Day to day operations are managed by our Chief Executive Officer and our Chief Financial Officer, and their activities are monitored by our Board of Directors. As business activities require and capital resources permit, we intend to hire employees to fulfill our Company’s needs.

Facilities

The Company has manufacturing facilities located at 4093 Jackson Street, Denver, CO 80216 and, as of July 2022, 68350 Commercial Road, Cathedral City, CA 92234. Both locations are leased and are considered adequate for the commercial manufacturing operations conducted there. Neither location has equipment that is owned or leased by us that is material to our manufacturing operations as of yearend. We do not maintain any principal executive offices for the Company.

In addition, each of our officers and directors and regularly retained contractors operate out of home or virtual offices. We are able to meet remotely as needed. In our farm implement and plant nutrients business segment, our physical products are placed at third-party fulfillment centers and are shipped direct to our customers by the fulfillment centers or drop shipped directly from the manufactures of the products we distribute.

COVID-19

The effects of the continued outbreak of COVID-19 and related government responses have and could include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company, including our ability to operate. As of September 23, 2022, there were no material adverse impacts to our operations due to COVID-19.

The economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets. Management evaluated these impairment considerations and determined that no such impairments occurred as of May 31, 2022.

Item 1A. Risk Factors

As a smaller reporting company, we have elected not to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

We currently lease two properties for manufacturing our products. One in Denver, Colorado. and the other in Cathedral City, California. We believe these facilities are in good condition and are suitable for the conduct of our business.

Item 3. Legal Proceedings.

The Company and PPK are plaintiffs in lawsuit against Country Cannabis, LLC of Yale, Oklahoma for trademark infringement for the use of the name “Country Cannabis”. The lawsuit was filed with the Payne County, Oklahoma Courts on February 7, 2022. The Company has motioned the Court for summary judgment in this matter and for legal fees. The motion for summary judgement is currently pending before the Court.

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was quoted on OTCQB beginning on February 20, 2020, under the symbol “MJHI.” Previously, the Company’s common stock was quoted on OTC Pink.

Holders of Record

On September 23, 2022, there were 44,854,737 shares of common stock held by 128 holders of record, as reported by the Company’s transfer agent. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

No Dividends

No dividends have ever been paid on our securities, and we have no current plans to pay dividends in the foreseeable future.

Equity Compensation Plan

We did not have an equity compensation plan at May 31, 2022.

Transfer Agent

Pacific Stock Transfer Co., Inc., 6725 Via Austi Parkway, Las Vegas, NV 89119, telephone (702)-361-3033, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

There were no unreported sales of registered securities for the last fiscal year.

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

Year Ended May 31, 2022 compared with the Year Ended May 31, 2021

The narrative comparison of results of operations for the years ended May 31, 2022 and 2021 is based on the following table. The table includes information on continuing operations, non-operating expenses and discontinued operations, which are discussed below.

	Year Ended
	A	B	A-B
	May 31, 2022	May 31, 2021	Change	Change %
REVENUE	$172,825	$89,186	$83,639	94%
Cost of revenues	185,852	40,454	145,398	359%
Cost of sales % of total sales	108%	45%	62%
Gross profit (loss)	(13,027)	48,732	(61,759)	-127%
Gross profit % of sales	-8%	55%	-62%
OPERATING EXPENSES
Officer and director compensation	663,800	535,000	128,800	24%
General and administrative	677,677	107,546	570,131	530%
Professional fees and contract services	515,792	430,656	85,136	20%
Total operating expenses	1,857,269	1,073,202	784,067	73%
NET LOSS FROM CONTINUING OPERATIONS	(1,870,296)	(1,024,470)	(845,826)	83%
NON-OPERATING EXPENSES
Interest expense	777,732	378,442	399,290	106%
Financing fees	227,756	2,906,000	(2,678,244)	-92%
Impairment of investment	—	592,800	(592,800)	-100%
Total non-operating expenses	1,005,488	3,877,242	(2,871,754)	-74%
LOSS FROM DISCONTINUED OPERATIONS	—	14,151	(14,151)	-100%
NET LOSS	(2,875,784)	(4,915,863)	(2,040,079)	41%

Revenues in the year ended May 31, 2022 increased when compared to the same period in 2021. The increase is largely attributable to an intensified sales effort for Debudder products in conjunction with a move of our inventory to a new fulfillment center in California. In anticipation of the move, our sales force reached out to customers with incentives to avoid having to move the inventory and the incentive program was successful in generating a short-term increase in Debudder sales. We do not anticipate that the short-term increase in Debudder sales will be sustainable, and we expect to see a decrease in sales of farm implements and plant nutrients in the fiscal year ended May 31, 2023. In the current fiscal year, the Company also generated $25,352 in sales of cannabis products at our Colorado facility. The Colorado facility was newly opened in our fiscal fourth quarter and was in the very early stage of commencing sales activities. We expect a slow ramp up of sales of cannabis products through the remainder of calendar year 2022. Additional information on our operations is included below.

Cost of revenues as a percentage of sales increased in the year ended May 31, 2022, when compared with the same period in 2021. The increase is attributable to the costs incurred in our Colorado and California operations. In our fiscal fourth quarter, we incurred operating costs associated with setting up and documenting our manufacturing processes and producing test batches of products to verify our systems were generating expected results at our Colorado and California facilities. During this phase, we did not produce significant quantities of product for resale. The production expenses of the test batches were, however, recorded as manufacturing costs. We expect margins to improve on our cannabis product lines in the coming periods as our manufacturing processes are standardized and our need to run test batches and adjust processes decreases.

Other operating expenses increased in the year ended May 31, 2022, compared with the same period in the prior year. The increase was primarily due to an increase in officer and director compensation resulting from expansion of our board of directors and contracting with Randy Lanier, a new director, to represent the Company as Brand Ambassador. We also incurred significant promotion and advertising costs during the current year, primarily for investor relations services. General and administrative expenses increased due to our decision to further develop our cannabis business through acquisition of the Colorado and California facilities and the attendant costs of setting up geographically disbursed manufacturing operations.

Net loss from operations increased in 2022 compared with 2021. The increase in the net loss is attributable to the factors identified above.

Non-operating Expenses.

Non-operating expenses decreased in 2022 compared with 2021. In 2021, we incurred $2,906,000 in financing costs associate with a debt financing for operating capital. The notes payable giving rise to the financing fees were paid off in March 2022. Financing fees incurred in the year ended May 31, 2022 were $227,756. Interest expense increased due to notes payable being outstanding for the entire fiscal year as opposed to three months in the year ended May 31, 2021.

In the year ended May 31, 2021, we also incurred a $592,800 impairment on our investment in PPK. There was no impairment of this investment in the current year.

Discontinued Operations.

In the year ended May 31, 2021, the Company incurred a $14,151 loss on discontinued operations of a business acquired from Elevated Ag Solutions, Inc. in 2020.

OPERATING RESULTS
Year Ended
May 31, 2021
Revenue	$75,217
Cost of revenue	66,243
Amortization	13,125
Gross profit	(4,151)
Loss on discontinued operations	10,000
$(14,151)

In the year ended May 31, 2022, the Company expanded its operations to focus on farm implements and plant nutrients and cannabis manufacturing. In the year ended May 31, 2021, the Company operated only the farm implements and plant nutrients business.

Year Ended May 31, 2022	Debudder Products	Cannabis Manufacturing	Total
Gross revenues	$147,473	$25,352	$172,825
Cost of goods sold	60,868	124,984	185,852
Gross profit (loss)	$86,605	$(99,632)	$(13,027)

Capital expenditures.	$—	$30,838	$30,838

Liquidity and Capital Resources

Cash flow used in operating activities for the year ended May 31, 2022, was $726,932 compared with $258,024 in 2021. During the period, our total cash decreased by $82,432. Cash to fund the negative cash flow from operations was derived primarily from proceeds of notes payable of $1,271,000. The decrease in our cash position at May 31, 2022, is largely attributable to the cash requirements for starting up operations in Colorado and California.

Our historic operations have not been sufficient to support the existing infrastructure, much of which is required in order to maintain public company status. On March 29, 2022, we entered into a senior debt funding transaction that allowed us to pay off an earlier debt financing and provided additional operating capital primarily for start-up operations in California.

We continue to seek out potential acquisition candidates with a focus on acquiring additional operating companies with scale sufficient to support all aspects of the Company’s operations, including the public company infrastructure. The Company is currently heavily dependent on funding through advances from related parties, but no assurances can be given that such funding will continue to be available in future periods. The debt funding matures on May 11, 2023at which time, the principal balance of the note of $2,317,198 plus accrued interest will be due.

We have maintained active operations as a manufacturer and distributor of the Debudder product line since 2018. We do not consider the Company to be a shell company as that term is defined in the Securities Act of 1933, as amended.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $2,875,784 for the year ended May 31, 2022, and had an accumulated deficit of $11,974,041 as of May 31, 2022.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  It will be important for the Company to succeed in its efforts to raise capital in this manner to further its business plan in an aggressive manner.  Raising additional capital may cause dilution to current shareholders.

 Off Balance Sheet Arrangements

None

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we have elected not to provide the information required by this item.

Item 8. Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, May 31, 2022 and 2021

·	Report of Independent Registered Public Accounting Firm
·	Consolidated Balance Sheets, May 31, 2022 and 2021
·	Consolidated Statements of Operations for the Years Ended May 31, 2022 and 2021
·	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended May 31, 2022 and 2021
·	Consolidated Statements of Cash Flows for the years ended May 31, 2022 and 2021
·	Notes to the Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounts and Financial Disclosure

No disagreement or reportable event requiring disclosure under this item has occurred.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) as of the end of the reporting period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were ineffective as of May 31, 2022, and that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported in a timely manner. In making this determination, we reviewed the material weaknesses in internal control over financial reporting and concluded that the direct involvement of the CFO in all aspects of financial reporting addressed this concern.

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

Management of the Company has assessed the effectiveness of our internal control over financial reporting as of May 31, 2022. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of our assessment, we concluded that we have material weaknesses in our internal control over financial reporting as of May 31, 2022. We identified material weaknesses resulting from a lack of segregation of duties, and management override of controls.

We plan to address the material weaknesses identified by adding additional accounting personnel and functions, and by designing additional controls over the documentation and application of technical accounting guidance to our business. We are also reviewing our practices to limit management’s ability to override controls.

Because these material weaknesses exist, management has concluded that our internal control over financial reporting as of May 31, 2022, is ineffective.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the quarter ended May 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table indicates the name, age, term of office and position held by each of our executive officers and directors. Jerry Cornwell resigned as a director and officer on March 9, 2022, and no longer has a position with the Company.

Name	Age	Position	Incumbency Date
Patrick Bilton	61	Director, Secretary, Chief Executive Officer	11/03/2017 01/01/2018
Brad Herr	68	Chief Financial Officer	03/24/2018
Randy Lanier		Director	10/20/2021
Jason Roth	47	Director	03/09/2022
David Tobias	71	Director	11/03/2017
Rich Turasky	51	Director	03/09/2022
Jerry Cornwell	83	Resigned as Director on 3/9/2022	n.a.

Certain biographical information with respect to our executive officers and directors.

Patrick Bilton, CEO, Secretary and Director manages our product development and product acquisition efforts and is focused on implementing our strategic business direction. Patrick joined MJ Harvest in 2017 as a director and has been instrumental in establishing our existing operations while also seeking to expand our business as opportunities present themselves. Patrick sold his landscape services business in 2007 and after working with the new owners over a three-year transition period, has been, since 2010 to the present, involved as a consultant in construction management, working primarily on luxury and high end residential real estate projects. Concurrently, Patrick has worked as a consultant with other public companies in their business development and merger and acquisition efforts, primarily focused on herbal and plant-based products and derivatives, including Cannabis Sativa, Inc. (OTCQB: “CBDS”). Patrick brings a wealth of practical experience and a deep understanding of the requirements of growers of hemp and cannabis crops. With Patrick’s guidance, we are developing a portfolio of tools and implements that are used in growing and harvesting crops.

Brad Herr, CFO manages our financial reporting functions, provides risk management oversight, and is a key member of the management team working closely with Patrick Bilton to evaluate and structure business opportunities as they arise. Brad is the sole owner of Nexit, Inc., a management services firm though which he offers business consulting services to the public. Brad has owned Nexit, Inc. since April 2018. He also served as CFO to SponsorsOne, Inc., another publicly traded company with emerging business opportunities until April 30, 2019. Brad graduated from the University of Montana with a Bachelor of Science Degree in Business Accounting in 1977 and a Juris Doctorate in 1983. In 2005, Mr. Herr received an MBA from Gonzaga University. Brad practiced law for 13 years focusing primarily on business representation and securities law. Brad participated as legal counsel or principal in private and public offerings raising more than $75 million over his career. In 1996, Brad left the practice of law to pursue a career in business. Brad has served as CFO, COO, President and Board Member for a number of publicly traded and private companies over the last 23 years, though other than as set forth herein, he holds no such positions at this time. Brad brings a diverse business development, accounting and legal background to his current positions.

Randy Lanier, Director, serves as our brand ambassador and offers guidance and assistance with our strategic business direction as requested by our CEO, Patrick Bilton. Randy joined MJHI in 2021. Randy’s career has included race car driving where he was the 1986 Rookie of the Year at the Indianapolis 500, the 1984 IMSA GTP Champion, and is currently a high-performance driving instructor. Randy has also worked as a behavioral health technician and treatment advocate, yoga instructor and is also an accomplished artist. Randy brings a wealth of practical experience and a deep understanding of the cannabis industry and has been utilizing his extensive contact list and network of other cannabis professionals to get the word out about MJHI’s vision.

Jason Roth, Director, sits on the Board of Directors for Next Frontier Pharmaceuticals which owns an FDA approved Cannabinoid Drug known as Syndros as well as Next Frontier Beverages based in London England.

Mr. Roth also has served since June of 2020 as Chief Executive Officer of Ackrell SPAC I, which recently announced a $904 million merger with Blackstone Products.

Previously, from its inception to October 2019 Mr. Roth was Co-Founder and served as Chief Executive Officer and Chairman of the board of directors of Mile High Labs International Inc, which was once one of the world’s largest processors of cannabis. While at Mile High Labs, Mr. Roth grew revenues from zero to nearly $100 million in the first year of business.

Mr. Roth previously served as the Chief Executive Officer of a large scale multi-national device company, was a founder and served as Senior Vice President, Commercial Director, Compliance Director and Board Member of Brooklands Inc., a medical device OEM/ODM approved by the U.S. FDA, and was a founder and served as Chief Executive Officer and Chairman of the board of directors of Safeguard Medical Technologies, a leading OEM/ODM medical device manufacturer approved by the U.S. FDA. Mr Roth holds numerous patents in the medical device sector.

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

Rich Turasky, Director, has been in the Investment and Finance business for 30 years, investing with both private and institutional investors. He has been the managing partner in more than 100 partnerships. Additionally, as an accomplished entrepreneur Mr. Turasky has been a founding shareholder in more than a dozen operating companies. Most recently Rich was founding shareholder and since 2000 has been a board member of Next Frontier Holdings which recently acquired Benuvia Manufacturing, a leading synthetic pharmaceutical drug developer focused on pharma grade cannabinoids and psychedelics. Mr. Turasky, through Next Frontier Holdings, has also recently been a founding shareholder in various SPAC and reverse merger transactions worth nearly $2 billion.

There are no family relationships between Mr. Roth or Mr. Turacsky and any other director, executive officer or person nominated or chosen by the Company to become a director or executive officer. Except as disclosed under Item 1.01 above, there have been no transactions prior to the date of his appointment involving Mr. Roth or Mr. Turasky, or which are anticipated, that would require disclosure under Item 404(a) of Regulation S-K. As owners of Flight Venures, they will receive the compensation disclosed above under Item 1.01

Family Relationships

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

Board of Directors

Our board of directors consists of five persons. Two of our current directors, Jason Roth and Rich Turasky, are "independent" within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace.  The other directors are not independent by virtue of their position as an officer of the Company or their ownership of more than 10% of the Company’s outstanding shares.

Our board of directors designated an audit committee to be comprised of two independent directors. At this time, the Company has not appointed an independent "financial expert" to serve on the audit committee and the function of the audit committee is currently being performed by the entire Board.

The board of directors has designated a compensation committee comprised of two independent directors.  At this time, the Company has not appointed independent directors to the compensation committee and the function of the compensation committee is currently being performed by the entire Board.

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

Director Meetings

The Company’s Board of Directors met telephonically as needed during the years ended May 31, 2022 and 2021. No regular meetings are scheduled, and the Board members have been available by phone on short notice when Board action has been required. Most actions are accomplished without a meeting and each director consents to taking action without notice. In the year ending May 31, 2023, meetings will again be held as needed. In light of the COVID-19 Pandemic, the Board intends to continue conducting meetings remotely until further notice.

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

Code of Ethics

We have not adopted a Code of Ethics that applies to our executive officers, including our principal executive, financial and accounting officers. We do not believe the adoption of a code of ethics at this time would provide any meaningful additional protection to the Company because we have only two executive officers and five directors and our business operations are not complex.

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

Delinquent Section 16(a) Reports

On February 5, 2021, we voluntarily filed a registration statement on Form 10 to register our common stock as a class. The registration went effective on April 6, 2021, requiring the filing of a report on Form 3 by persons designated under Section 16(a) of the Exchange Act. Timely filing of the Form 3 was made by Mr. Herr and late filings were made by Messrs. Bilton, Cornwall, and Tobias. The following table sets forth the persons who failed to file on a timely basis required reports under Section 16(a) for the year ended May 31, 2022, and the number of late reports, the number of transactions that were not reported on a timely basis, and any known failure to file the required report:

Name	Form	Reported Late	Not Reported	Total
Patrick Bilton	Form 3	X		1
	Form 4		X	1
Brad Herr	Form 4	X		2
Jerry Cornwell	Form 3	X		1
	Form 4	X	X	5
David Tobias	Form 3	X		1
	Form 4	X	X	5
Randy Lanier	Form 3		X	1
	Form 4		X	5
Jason Roth	Form 3		X	1
Rich Turasky	Form 3		X	1

Item 11. Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer in all capacities for the fiscal years ended May 31, 2022 and 2021, and each executive officer other than the principal executive officer whose total compensation exceeded $100,000.  No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000 other than as set forth in the table.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary and Fees ($)	Stock Awards ($)	Total ($)
Patrick Bilton, President and CEO(1)	2022	280,000	40,000	280,000
	2021	280,000		280,000

Brad Herr, CFO(2)	2022	120,000	60,000	180,000
	2021	120,000	60,000	180,000

Randy Lanier, Brand Ambassador(3)	2022	-0-	130,213	130,213
	2021	-0-	34,284	34,284

(1)	independent contractor agreement between Mr. Bilton and the company called for a total compensation of $280,000 to be paid 50% in cash and 50% in common stock. this agreement had a term beginning 1/12020 and ending 12/31/2020 which was amended to extend the ending date to 12/31/2022.
(2)	independent contractor agreement between Mr. Herr and the Company called for a total compensation of $180,000 to be paid 66.66% in cash and 33.33% in common stock. This agreement had a term beginning 1/20/2020 and ending 12/31/2022 which was amended to extend the ending date to 12/31/2022.
(3)	independent contractor agreement between Mr. Lanier and the Company calls for a total compensation of $120,000 on an annual basis in payable in either cash or shares of common stock. The term of the agreement began on 10/20/2021 and is renewable each year.

All compensation reflected in the above table was paid pursuant to independent contractor agreements between the individuals listed and the Company. All stock awards were also authorized by the Board of Directors as such payments were made. During the year ended May 31, 2022, the salary and fees due Mr. Bilton and Mr. Herr were accrued but not paid due to cash flow constraints. The stock awards due to Mr. Herr were paid by issuance of common stock on a quarterly basis.

We do not have any retirement, pension or profit-sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Outstanding Equity Awards

At fiscal year end of May 31, 2021, no named executive officer held any equity award requiring disclosure under this item.

Director Compensation

During the fiscal year ended May 31, 2022, the following compensation was paid to directors, excluding the named executive officers whose compensation is disclosed above:

Name	Stock awards ($)	Total ($)
Jason Roth	50,000	50,000
David Tobias	40,000	40,000
Rich Turasky	50,000	50,000
Jerry Cornwell (former Director, resigned on March 9, 2022)	40,000	40,000

Our directors are generally issued shares of common stock quarterly for their service on the board of directors.  During the year ended May 31, 2022, the directors were paid $10,000 each quarter. These amounts were paid in shares of common stock of the Company except for the fees due to Mr. Bilton, which were accrued and recorded as notes payable as of May 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of August 29, 2022, of (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group:

Name of Beneficial Owner	Address of Beneficial Owner	Title	Amount of Beneficial Ownership	Nature of Beneficial Ownership	Percent of Class
Patrick Bilton	9205 W. Russell Rd., #240	CEO and Director	9,225,950	Direct	20.57%
	Las Vegas, NV 89148
Old Floresta LLC	9205 W. Russell Rd., #240	Beneficially owned by Patrick Bilton	3,859,412	Indirect	8.60%
	Las Vegas, NV 89148
David Tobias	9205 W. Russell Rd., #240	Director	6,631,875	Direct	14.79%
	Las Vegas, NV 89148
Randy Lanier	9205 W. Russell Rd., #240	Director	53,571	Direct	0.12%
	Las Vegas, NV 89148
Lanier Management LLC	9205 W. Russell Rd., #240	Beneficially owned by Randy Lanier	556,522	Indirect	1.24%
	Las Vegas, NV 89148
Jason Roth, President	9205 W. Russell Rd., #240	Director	166,667	Indirect	0.37%
Big Horse Holdings, Inc.	Las Vegas, NV 89148
Rich Turasky, Member	9205 W. Russell Rd., #240	Director	104,167	Indirect	0.23%
Boulder Capital, LLC	Las Vegas, NV 89148
Brad Herr, President	9205 W. Russell Rd., #240	CFO	1,623,925	Indirect	3.62%
Nexit Inc.	Las Vegas, NV 89148
Ralph Clinton Pyatt, III, President	9205 W. Russell Rd., #240	COO	1,520,000	Indirect	3.39%
PPK Investment Group, Inc.	Las Vegas, NV 89148
Executive Officers as a Group			23,742,089		52.93%
Jerry Cornwell	38574 Clear Sky Way	5% beneficial owner	1,185,331	Direct	2.64%
	Palm Desert, CA 92211
XXX Enterprises, Inc.	38574 Clear Sky Way	Beneficially owned by Jerry Cornwell	2,446,261	Direct	5.45%
	Palm Desert, CA 92211
Shawn Falconbridge, Member	8271 E. Gelding Dr.	5% beneficial owner	5,972,222	Direct	13.31%
Consensus Holdings, LLC	Scottsdale, AZ 85260

This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. As of the date of this table, we had 44,854,737 shares outstanding.

There are no current arrangements which will result in a change in control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended May 31, 2022, the Company received additional advances totaling $257,500 from Mr. Patrick Bilton, Chief Executive Officer and director of the Company, to cover operating expenses. In addition, Mr. Bilton deferred payment of his salary and director fees in the aggregate amount of $280,000 which is recorded as payable to related party for services in the financial statements. David Tobias, a director, also advanced $1,000 to the Company in the year ended May 31, 2022. As of May 31, 2022, total advances from related parties totaled $1,821,482. This amount is comprised of $1,150,914 due to Mr. Bilton for advances to the Company, $560,000 due to Mr. Bilton for deferred salary, $81,553 due to Mr. Tobias, a director for advances to the Company, and $29,015 due to Mr. Cornwell, a director for advances to the Company. The Company has not recorded interest on these amounts. On July 8, 2022, the related parties converted an aggregate of $1,971,482 of related party advances and payables (including $150,000 in accounts payable due to Nexit, Inc., a corporation wholly owned by Brad Herr, the Company’s Chief Financial Officer) into common stock at a price of $0.187 per share or an aggregate of 10,542,682 shares.

Approval of Related Party Transactions

Related party transactions are reviewed and approved or denied by the board of directors of the Company. If the related party to a transaction is a member of the board of directors, the transaction must be approved by a majority of the board that does not include the related party.

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees that were billed or expected to be billed for the fiscal years ended May 31, 2022, and 2021, for professional services rendered by Assure CPA LLC.

	Assure CPA LLC 2022	Assure CPA LLC 2021
Audit Fees	$53,600	$47,200
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	2,200	2,200
Total	$55,800	$49,400

“Audit Fees” represents fees for professional services provided in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports and related services normally provided in connection with statutory and regulatory filings and engagements and consents.

“Audit-Related Fees.” No audit related fees were incurred in the years ended May 31, 2022 and 2021.

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

It is the policy of the Company for all work performed by our principal accountant to be approved in advance by our audit committee. Currently the Board has not appointed an audit committee and the functions of the audit committee are being performed by the Full Board. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

Item 15. Exhibit and Financial Statement Schedules.

(a) Financial Statements

The following financial statements are included with this report:

(b)       Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference(1)
3.2	3	Bylaws	Incorporated by Reference(1)
10.1	10	Independent Contractor Agreement with Patrick Bilton effective January 1, 2020	This Filing
10.2	10	Independent Contractor Agreement with Brad E. Herr effective January 1, 2020	This Filing
10.3	10	Addendum to Independent Contractor Agreement with Patrick Bilton effective January 1, 2021	This Filing
10.4	10	Addendum to Independent Contractor Agreement with Brad E. Herr effective January 1, 2021	This Filing
10.5	10	Securities Purchase Agreement with PPK Investment Group, Inc. dated March 22, 2021	Incorporated by Reference(2)
10.6	10	Convertible Note from PPK Investment Group, Inc. dated March 24, 2021	Incorporated by Reference(2)
10.7	10	Independent Contract Agreement with Randy Lanier effective October 20, 2021	Incorporated by Reference(4)
21.1	21	Subsidiaries of Registrant	This Filing
31.1	31	Section 302 Certification of Chief Executive Officer	This Filing
31.2	31	Section 302 Certification of Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive Officer	This Filing
32.2	32	Section 1350 Certification of Chief Financial Officer	This Filing
101.INS		XBRL Instance Document	(3)
101.SCH		XBRL Taxonomy Extension Schema	(3)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase	(3)
101.DEF		XBRL Taxonomy Extension Definition Linkbase	(3)
101.LAB		XBRL Taxonomy Extension Label Linkbase	(3)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase	(3)

(1) Incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Form S-1 Registration Statement which was declared effective on January 9, 2020.

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

(4) Incorporated by reference to Exhibit 99.1 of the Company’s current report on Form 8-K dated October 26, 2021.

Item 16. Form 10-K Summary

None

[SIGNATURES ON NEXT PAGE]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJ HARVEST, INC.
(Registrant)

Dated: September 23, 2022	By: /s/ Patrick Bilton
Patrick Bilton, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 23, 2022	/s/ Patrick Bilton
Patrick Bilton
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 23, 2022	/s/ Brad E. Herr
Brad E. Herr
Chief Financial Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)

Dated: September 23, 2022	/s/ David Tobias
David Tobias
Director

Dated: September 23, 2022	/s/ Rich Turasky
Rich Turasky Director
Dated: September 23, 2022	/s/ Randy Lanier____________________________
Randy Lanier Director
Dated: September 23, 2022	/s/ Jason Roth______________________________
Jason Roth
Director

Page

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	2

FINANCIAL STATEMENTS:

Consolidated balance sheets	3

Consolidated statements of operations	4

Consolidated statements of changes in stockholders’ equity (deficit)	5

Consolidated statements of cash flows	6

Notes to consolidated financial statements	7-23

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of MJ Harvest, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MJ Harvest, Inc. (the "Company")  as of May 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

September 23, 2022

 MJ HARVEST, INC.

 CONSOLIDATED BALANCE SHEETS

 MAY 31, 2022 AND 2021

	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,887	$123,319
Inventory	197,059	28,159
Prepaids and other current assets	20,225	—
Total current assets	258,171	151,478
Investments in equity securities, at cost	3,091,666	1,000,000
Equipment, net	36,636	10,839
Right to use asset	287,716	—
Finite-lived intangible assets	110,834	125,834
Indefinite-lived intangible assets	6,000	6,000

Total Assets	$3,791,023	$1,294,151

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$240,649	$103,815
Accounts payable to related parties	278,207	77,779
Lease liability - current portion	46,761	—
Convertible note payable, net of discount	107,586	—
Notes payable, net of discount	—	350,000
Total current liabilities	673,203	531,594
Common stock payable	128,785	100,000
Accounts payable to related parties - long-term	150,000	—
Lease liability - long-term	247,366	—
Advance from non-related party	50,000	—
Advances from related parties	1,821,482	1,317,982
Total Liabilities	3,070,836	1,949,576

COMMITMENTS AND CONTINGENCIES (Note 4 and 13)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized, 33,574,436 and 25,302,122 issued and outstanding respectively	3,357	2,530
Additional paid-in capital	12,690,871	8,440,302
Accumulated deficit	(11,974,041)	(9,098,257)
Total Stockholders' Equity (Deficit)	720,187	(655,425)
Total Liabilities and Stockholders' Equity (Deficit)	$3,791,023	$1,294,151

The accompanying notes are an integral part of these consolidated financial statements.

 MJ HARVEST, INC.

 STATEMENTS OF OPERATIONS

 FOR THE YEARS ENDED MAY 31, 2022 AND 2021

	2022	2021
REVENUE	$172,825	$89,186
COST OF REVENUE	185,852	40,454
Gross profit (loss)	(13,027)	48,732
OPERATING EXPENSES:
Officer and director compensation	663,800	535,000
General and administrative	677,677	107,546
Professional fees and contract services	515,792	430,656
Total operating expenses	1,857,269	1,073,202
NET OPERATING LOSS FROM CONTINUING OPERATIONS	(1,870,296)	(1,024,470)
NON-OPERATING EXPENSES
Interest expense	(777,732)	(378,442)
Loan financing fees	(227,756)	(2,906,000)
Impairment on investment	—	(592,800)
Total non-operating expenses	(1,005,488)	(3,877,242)
NET LOSS FROM CONTINUING OPERATIONS	(2,875,784)	(4,901,712)
LOSS FROM DISCONTINUED OPERATIONS
Operating loss from discontinued operations	—	(4,151)
Loss on discontinued operations	—	(10,000)
Total loss from discontinued operations	—	(14,151)
NET LOSS	$(2,875,784)	$(4,915,863)
NET LOSS PER COMMON SHARE - Basic and diluted
From continuing operations	(0.09)	(0.21)
From discontinued operations	—	(0.00)
Total	$(0.09)	$(0.21)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	31,188,055	23,262,759

The accompanying notes are an integral part of these consolidated financial statements.

 MJ HARVEST, INC.

 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

 FOR THE YEARS ENDED MAY 31, 2022 AND 2021

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES, May 31, 2020	22,892,874	$2,289	$3,763,374	$(4,182,394)	$(416,731)

Cancellation of shares related to Elevated	(1,300,000)	(130)	(336,745)		(336,875)
Share based compensation	989,248	99	358,145	—	358,244
Shares issued for loan financing fee	1,200,000	120	1,799,880	—	1,800,000
Warrants issued for loan financing fee	—	—	1,883,000	—	1,883,000
Shares issued for investment in PPK	1,520,000	152	972,648	—	972,800
Net loss	—	—	—	(4,915,863)	(4,915,863)

BALANCES, May 31, 2021	25,302,122	2,530	8,440,302	(9,098,257)	(655,425)

Share based compensation	1,334,055	133	560,840	—	560,973
Shares issued for common stock payable	400,000	40	99,960	—	100,000
Shares issued for investments in equity securities	6,538,259	654	2,091,012	—	2,091,666
Beneficial conversion feature associated with convertible note payable	—	—	1,498,757	—	1,498,757
Net loss	—	—	—	(2,875,784)	(2,875,784)

BALANCES, May 31, 2022	33,574,436	$3,357	$12,690,871	$(11,974,041)	$720,187

The accompanying notes are an integral part of these consolidated financial statements.

 MJ HARVEST, INC.

 STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED MAY 31, 2022 AND 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,875,784)	$(4,915,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,041	33,165
Share based compensation	560,973	358,244
Advances from related party for services	280,000	280,000
Common stock payable for compensation	128,785	—
Loss on discontinued operation	—	10,000
Amortization of note payable discount	657,587	350,000
Loan financing fees	227,756	2,906,000
Impairment of investment in PPK	—	592,800
Changes in operating assets and liabilities:
Inventory	7,773	4,681
Prepaids and other current assets	(20,225)	39,216
Accounts payable and accrued liabilities	143,245	5,954
Accounts payable to related parties	142,917	77,779
NET CASH (USED IN) OPERATING ACTIVITIES	(726,932)	(258,024)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	—	(6,000)
Payment made to Elevated in unwinding	—	(10,000)
Convertible note receivable issued to PPK	—	(620,000)
NET CASH (USED) IN INVESTING ACTIVITIES	—	(636,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,271,000	810,000
Financing fees paid in cash	—	(33,000)
Payments on notes payable	(900,000)	—
Proceeds from advances from related parties	258,500	208,000
Payments on advances from related parties	(35,000)	—
Proceeds from advances from non-related parties	50,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	644,500	985,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(82,432)	90,976
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	123,319	32,343
CASH AND CASH EQUIVALENTS END OF YEAR	$40,887	$123,319

Supplemental disclosure of cash flow information
Cash paid for interest	$107,236	$20,700
Non cash financing and investing activities:
Cancellation of common stock returned by Elevated	—	336,875
Common stock issued for investments	2,091,666	972,800
Beneficial conversion feature associated with note payable	1,498,757	—
Conversion of PPK note receivable to investment in PPK	—	620,000
Common stock issued for stock payable	100,000	—
Inventory purchased with accounts payable - related parties	176,673	—
Equipment purchased with accounts payable - related parties	30,838	—
Right to use asset acquired with lease liability	308,127	—

The accompanying notes are an integral part of these consolidated financial statements.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

MJ Harvest, Inc. (the “Company”) develops, acquires, and distributes agricultural and horticultural tools and implements for sale primarily to growers and operators in the hemp and cannabis retail industry. The Company owns 100% of G4 Products LLC, (“G4”) which owns intellectual property for a patented manual debudder product line marketed under the Original 420 Brand as the Debudder Bucket Lid and Edge. The Company also owns 100% of AgroExports LLC (“Agro”) which serves as the domestic and international distribution arm for sales of agricultural and horticultural tools and implements. The Company operates its sales portal website, www.procannagro.com, for online sales of its products.

In 2019, the Company formed AgroExports.CA ULC (“Agro Canada”), a wholly owned Canadian subsidiary in order to facilitate online payments from sales in Canada. Sales in Canada are currently serviced through a fulfillment center in Toronto. In 2021, the Company formed Country Cannabis, Inc. (“CCCO”), a wholly owned Colorado subsidiary that operates a cannabis manufacturing facility in Colorado which became active in the latter half of the year ended May 31, 2022. CCCO is in the process of acquiring cannabis licenses for the manufacture and distribution of products containing THC and/or THC derivatives. Pending transfer of the licenses, the Company is operating the Colorado facility pursuant to a license agreement with a third party from whom the Company leases its Colorado processing facility.

In the year ending May 31, 2021, the Company expanded its focus to include a minority investment interest in PPK Investment Group, Inc. (“PPK”) a vertically integrated cannabis company in Oklahoma that operates as a grower, harvester, processor, manufacturer and distributor of the Country Cannabis Brand of cannabis products. The Company has continued to expand its cannabis focus in the current year with new investments in WDSY LLC and BLIP Holdings LLC, owners of the Weedsy and BLVK brands, respectively. These investments represent a shift in focus from an agricultural implements based business to a broader cannabis industry focus.

In the current year ending May 31, 2022, the Company, through its subsidiary CCCO, expanded its business through acquisition cannabis manufacturing and distribution licenses in Colorado and currently operates in leased premises in Denver Colorado. The Company also entered into an agreement to acquire cannabis manufacturing and distribution licenses in California which was finalized in July 2022. With these additional acquisitions, the Company continues its shift in focus toward manufacture of products containing THC and CBD and toward product distribution in the states of Colorado and California.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s fiscal year-end is May 31.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries Agro, G4, Agro Canada and CCCO. All intercompany transactions have been eliminated. Subsidiaries are consolidated from the date of acquisition, that being the date on which the Company has the power to govern financial and operating policies of the entities acquired. The financial statements of the subsidiaries are reported for the same reporting period as the parent, using consistent accounting policies in all material respects.

Going Concern

The Company has an accumulated deficit on May 31, 2022 of $11,974,041 and negative working capital of $415,032 which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Share based compensation for services, impairment of investments and other long-lived assets, amortization of intangible assets, and income taxes are subject to estimates. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform prior periods’ amounts to the current presentation. These reclassifications have no effect on the results of operations, stockholders’ equity (deficit) and cash flows as previously reported.

New Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB") issued ASU No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles to certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. The Company will adopt the update as of July 1, 2022 and does not expect a significant impact to our consolidated financial statements or disclosures.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The update is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company will adopt the update as of July 1, 2023 and does not expect a significant impact to our consolidated financial statements or disclosures.

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

At May 31, 2022 and 2021, the Company did not have any assets or liabilities that were measured at a fair value on a recurring basis.

Financial Instruments

The carrying amounts of cash and cash equivalents, investment in equity securities and advances from related parties approximate their fair value as of May 31, 2022 and 2021. At May 31, 2021, the principal balance of notes payable also approximates their fair value due to the short term of the notes. At May 31, 2022, the fair value of the principal balance of the convertible note payable was approximately $2.4 million based on the number of shares into which the note is convertible multiplied by the trading price of the Company’s stock on May 31, 2022.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Investments

Equity securities are generally measured at fair value. Unrealized gains and losses for equity securities are included in earnings. Investments in which the Company concludes it does not have the ability to exercise significant influence are accounted for under the cost less impairment method. Upon sale of an equity security, the realized gain or loss is recognized in earnings.

Investments in companies for which the Company has the ability to exercise significant influence but do not control are accounted for under the equity method.

Under the cost less impairment method, if an equity security does not have a readily determinable fair value, the Company may elect to measure the security at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. At the end of each reporting period, the Company reassesses whether an equity security without a readily determinable fair value qualifies to be measured at cost minus impairment. The Company also considers whether impairment indicators exist to evaluate whether the investment is impaired and, if so, recognizes an impairment loss if the fair value exceeds the investment’s carrying amount.

Under the equity method of accounting, the Company’s share of the net earnings or losses of the investee are included in other income (expense) in the consolidated statements of operations. At the end of each reporting period, the Company considers whether impairment indicators exist to evaluate whether an equity method investment is impaired and, if so, recognizes an impairment loss if the fair value exceeds the investment’s carrying amount.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less when acquired to be cash equivalents.

Revenue Recognition

The Company generates revenue based on sales of products and revenue is recognized at a point in time when the Company satisfies its performance obligation by shipping products to our customers. Shipments terms are generally FOB origination, and revenue is recognized when the product is delivered to the shipper by our fulfillment centers or, in the case of drop shipments of distributed products, when the products are shipped from the manufacturer. At the time the products are delivered to the shipper, no other performance obligations remain. Revenue is recognized in an amount that reflects the consideration that is received in exchange for the products shipped.

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

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost being determined using the average cost method. Manufactured products costs include raw materials, direct labor, quality control testing processing facility overhead costs, and freight. Allowances for obsolete inventory are recognized when the inventory is determined to be unsalable through the normal course of business.

Equipment

Equipment is recorded at historical costs and are depreciated using the straight-line method over estimated useful lives of three to five years. Maintenance, repairs, and minor replacements are expensed as incurred. Gains or losses on disposition or retirement of fixed assets are recognized in operating expenses in the period of disposal.

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

Determination of fair values of intangible asset for impairment assessments require judgment. Significant judgments required to estimate the fair value of intangible assets include determining the appropriate valuation method, identifying market prices for similar type items, estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company evaluates its tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year. No reserve for uncertain tax positions has been recorded.

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. For the years ended May 31, 2022 and 2021, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	2022	2021
Stock purchase warrants	3,000,000	3,000,000
Convertible notes	9,817,196	—
	12,817,196	3,000,000

Share-Based Payments

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the common stock issued and recognized when the board of directors authorizes the issuance.

COVID-19 Coronavirus Pandemic Response and Impact

The 2019 novel strain of coronavirus (“COVID-19”) was characterized as a global pandemic by the World Health Organization on March 11, 2020. We continue to take precautionary measures to mitigate the impact of COVID-19, including implementing operational plans and practices. As long as they are required, the operational practices implemented could continue to have an adverse impact on our operating results due to deferred production and revenues or additional costs. We continue to monitor the rapidly evolving situation and guidance from federal, state, local and foreign governments and public health authorities and may take additional actions based on their recommendations. The extent of the impact of COVID-19 on our business and financial results will also depend on future developments, including the duration and spread of the outbreak and the success of the current vaccination programs and the related impact on prices, demand, creditworthiness and other market conditions and governmental reactions, all of which are highly uncertain.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – EQUIPMENT

At May 31, 2022 and 2021, equipment includes the following:

	May 31,	May 31,
Equipment	2022	2021
Equipment - production molds	$25,109	$25,109
Manufacturing equipment	30,837	—
Less: Accumulated depreciation and amortization	(19,310)	(14,270)
Net equipment	$36,636	$10,839

The manufacturing equipment was acquired near the end of the current fiscal year for the Company’s operations in Cathedral City, California. That location was in the set-up stage as of May 31, 2022 and no depreciation was recorded on the manufacturing assets in the year ended May 31, 2022.

NOTE 3 – INTANGIBLES

At May 31, 2022 and 2021, intangibles assets are:

	May 31,	May 31,
Intangibles	2022	2021
Finite lived intangibles
Patents	$250,000	$250,000
Less: impairment of patents	(100,000)	(100,000)
	150,000	150,000
Less: accumulated amortization	(39,166)	(24,166)
Patents, net	110,834	125,834

Non-compete agreement	—	157,000
Less: impairment of non-compete	—	(107,000)
	—	50,000
Less: accumulated amortization	—	(6,900)
Less: adjustment for discontinued operations	—	(43,100)
Non-compete agreement, net	—	—

Customer relationships	—	826,000
Less: impairment of relationships	—	(551,000)
	—	275,000
Less: accumulated amortization	—	(6,225)
Less: adjustment for discontinued operations	—	(268,775)
Customer relationships, net	—	—
Total finite lived intangibles	110,834	125,834

Indefinite lived intangibles
Domain names	6,000	31,000
Less: adjustment for discontinued operations	—	(25,000)
Total domain names	6,000	6,000
Total intangibles	$116,834	$131,834

Amortization expense for the year ended May 31, 2022 and 2021 was $15,000 and $15,000, respectively (excluding discontinued operations which recorded amortization expense in the year ended May 31, 2021 of $13,125). The patents are amortized over their useful lives of ten years. Amortization of intangibles is expected to be $15,000 for each of the next five years.

The Company assessed the fair value of the patent rights using an evaluation of expected future revenues and earnings from the intangible patent rights. This assessment resulted in no impairment charge during the years ended May 31, 2022 and 2021.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 8, 2019, the patents were issued by the United States Patent and Trademark Office (“USPTO”) on the debudder product and the Company became obligated to pay an additional $100,000 to the inventor under contingent terms of the G4 acquisition agreement. The agreement called for the payment to be in the form of 400,000 shares of the Company’s common stock. The $100,000 was included in the patents’ acquisition value and a common stock payable was established for the contingent payment. During the year ended May 31, 2022, the contingency was resolved and the Company issued the 400,000 shares of common stock.

On May 28, 2021, the Company acquired the domain name, MJHI.com for $6,000. The new domain name matches the Company’s stock symbol and is likely to be easier for customers and other stakeholders to remember. The domain name is an indefinite lived intangible asset and will not be amortized. As of May 31, 2022, there were no indications of impairment of this indefinite lived intangible asset.

NOTE 4 – INVESTMENTS

At May 31, 2022 and 2021, investments are:

	May 31,	May 31,
Investments	2022	2021
PPK Investment Group, Inc.	$2,791,666	$1,000,000
WDSY, LLC	200,000	—
BLIP Holdings, LLC	100,000	—
Total investments	$3,091,666	$1,000,000

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

The PPK Agreement includes a put option allowing PPK to put shares of the Company’s common stock received as part of the Company’s investment in PPK, back to the Company at $0.25 per share. The put option protects PPK against a drop in the market price of the Company’s common stock below $0.25 per share. The put option may be exercised after six months from the date of each investment. No more than 5% of the total shares held by PPK can be put back to the Company in any calendar quarter. The put option had value of $nil and $nil at May 31, 2022 and May 31, 2021. The put option continues so long as PPK holds shares of MJHI that it received as part of MJHI’s investment in PPK.

The PPK Agreement gives the Company the right to increase its investment up to a 100% ownership interest in PPK, provided such increased ownership is in compliance with Oklahoma State cannabis licensing requirements. Terms of purchase for increased ownership of PPK will be similar to those as the initial acquisition with a combination of cash and shares of the Company’s common stock.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company, pursuant to the PPK Agreement, is also obligated to pay an earnout to PPK as follows:

·	The Company is required to pay additional consideration to PPK for an earnout in the event the PPK business valuation at the end of a pre-determined look back period is greater than $10,000,000. For purposes of the earnout, the valuation will be based on three times earnings before interest, taxes, depreciation, and amortization (EBITDA). If EBITDA exceeds $3,333,333 in the twelve months immediately preceding the look back date of March 31, 2023, additional consideration will be owed to PPK under the earnout in an amount sufficient to equal the earnout valuation less $10,000,000 times the percentage of PPK then owned by the Company. Such additional consideration will be paid 62% in cash and 38% in shares of the Company’s common stock. No liability has been accrued for this potential obligation as the Company has assessed the probability of an obligation being incurred to be remote as of May 31, 2022.

·	The Company also entered into an employment agreement with Ralph Clinton Pyatt III (“Clinton Pyatt”), President of PPK, to continue his role as Chief Executive Officer and President of PPK business for a three-year term effective May 22, 2021.

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

On October 8, 2021, the Company acquired a 10% interest in WDSY in exchange for 377,358 shares of the Company’s common stock and a 10% interest in BLIP in exchange for 188,679 shares of the Company’s common stock. The shares were valued at the closing price of the common stock, $0.53 per share, on October 8, 2021. Additional shares may be due to WDSY and BLIP based on lookback valuations of both companies. The lookback valuations will be based on trailing twelve months sales for WDSY and trailing three-month sales for BLIP on the second anniversary of each agreement, or sooner if the agreements are terminated before the second anniversaries. At May 31, 2022, management has assessed the probability of a potential liability due under the lookback valuation provisions of WDSY and BLIP to be low and no stock payable was due. No liability has been accrued for this potential obligation as the Company has assessed the probability of an obligation being incurred to be remote as of May 31, 2022.

The Company also is required to pay royalties to WDSY and BLIP, respectively, based on 10% of revenues on product sold by the Company that contain each of the companies’ brand names and logos. No such products were sold by the Company during the year ended May 31, 2022.

The Company evaluated its investment in PPK, WDSY and BLIP as of May 31, 2022 and identified no indicators of possible impairment on their carrying values.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE

AJB and SDT Notes

On March 22, 2021, the Company entered into agreements with AJB Capital Investments LLC (“AJB”) and SDT Holdings LLC (“SDT”) for the purchase of an aggregate of $900,000 in Promissory Notes (the “AJB/SDT Notes”), $300,000 from AJB and $600,000 for SDT. The terms of the AJB/SDT Notes are the same except for the dollar amounts and fees which are double for SDT compared to AJB. The terms of the AJB/SDT Notes are described below in the aggregate.

The AJB/SDT Notes provided for an original issue discount of 10% or $90,000, payment of legal fees of $22,500, and payment of $10,500 for due diligence fees, resulting in net proceeds to the Company of $777,000. The AJB/SDT Notes bear interest at the rate of 12% from origination through September 21, 2021 and 15%, from September 22, 2021 through maturity on March 21, 2022. The AJB/SDT Notes were secured by all assets of the Company.

An aggregate of $103,536 and $20,700 in interest was incurred and paid on the AJB/SDT Notes in the period ended May 31, 2022 and 2021, respectively.

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

In aggregate, financing fees and original issue discount totaled $3,806,000 which is greater than the note payable balance of $900,000. As a result, the Company recognized full discount of $900,000 against the balance of the notes payable and amortized the discount over the term of the note. During the year ended May 31, 2021, financing fees of $2,906,000 was recognized as expense.

During the year ended May 31, 2022 and 2021, the Company recognized $550,000 and $350,000 in interest expense for the amortization of debt discount.

The AJB/SDT Notes were paid in full on March 29, 2022.

SMC-CCH Note

On May 11, 2022, the Company entered into an agreement with SMC Cathedral City Holdings, LLC, a Delaware limited liability company (“SMC-CCH”) for the sale of a $2,317,198 Secured Convertible Promissory Note (the “Note”). The Note provides for an original issue discount of $817,198, resulting in net proceeds to the Company of $1,500,000. The Note bears interest at the rate of 12% due at maturity which is twelve months from the issue date of the Note or May 10, 2023. The Note is secured by all assets of the Company.

Any principal amount or interest on the Note that is not paid when due will bear interest at the lesser of 16% or the maximum amount permitted by law.

The principal amount of the Note and interest may be converted at any time following the issue date into fully paid and nonassessable shares of the Company’s common stock at a conversion price of $0.20 per share. The number of shares issuable upon conversion is limited to 4.99% of the outstanding shares at the time of conversion, unless waived by SMC-CCH upon 61 days prior written notice.

So long as any balance due on the Note remains outstanding, the Company has agreed to utilize 50% of proceeds from issuance of debt or equity securities, conversion of outstanding warrants, issuance of securities pursuant to an equity line of credit, or the sale of assets, to reduce the outstanding balance of the Note.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has also agreed to enter into a lease of property at 68350 Commercial Road, Cathedral City California where the Company will operate an extraction and manufacturing operation. The lease will be effective upon completion of the sale of the property to an affiliate of SMC-CCH. This lease was entered into in July 2022 (see Note 14 Subsequent Events).

During the year ended May 31, 2022, the Company received a portion of the proceeds with a principal balance of $1,963,439 and original interest discount of $692,439 for net proceeds of $1,271,000. The remaining $229,000 was received after May 31, 2022. On the date of receipt of the proceeds, the trading price of the Company’s common stock exceeded the conversion price of the Note and the Company recognized a beneficial conversion feature of $1,498,757 as a discount on the Note and as additional paid in capital.

In aggregate, the original issue discount and the value of the beneficial conversion feature totaled $2,191,196 which is greater than the principal amount of $1,963,439.   The excess amount of $227,756 was recognized as financing expense.    The remaining value of $1,963,439 was recorded as a discount against the principal balance of the Note to be amortized over the term of the Note.

During the year ended May 31, 2022, the Company recognized $12,910 of interest expense on the Note and $107,586 for the amortization of debt discount.

At May 31, 2022, the Company has a balance owing to Steve MacDonald, of $50,000 for advance of funds. The balance was satisfied with shares of the Company’s common stock after May 31, 2022.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related party advances represent funds advanced to the Company for working capital. At May 31, 2022 and 2021, the Company had advances from related parties and balances due for expenses paid on behalf of the Company. These amounts are not subject to repayment terms, bear no interest, and are expected to be repaid to the related parties in common stock at a future date. These related party transactions and balances are set out in the following tables.

	Related Party Advances at	Activity during the year ended May 31, 2022			Related Party Advances at
	May 31, 2021	Advances	Services	Payments	May 31, 2022
Related Parties
Patrick Bilton, CEO and Director
Cash Advances	$928,414	$257,500	$—	$(35,000)	$1,150,914
Payable for services	280,000	—	280,000	—	560,000
David Tobias, Director	80,553	1,000	—	—	81,553
Jerry Cornwell, Director	29,015	—	—	—	29,015
Total for related parties	$1,317,982	$258,500	$280,000	$(35,000)	$1,821,482

	Related Party Advances at	Activity during the year ended May 31, 2021			Related Party Advances at
	May 31, 2020	Advances	Services	Payments	May 31, 2021
Related Parties
Patrick Bilton, CEO and Director
Cash Advances	$726,414	$202,000	$—	$—	$928,414
Payable for services	—	—	280,000	—	280,000
David Tobias, Director	80,553	—	—	—	80,553
Jerry Cornwell, Director	23,015	6,000	—	—	29,015
Total for related parties	$829,982	$208,000	$280,000	$—	$1,317,982

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During May 31, 2022 and 2021, the Company paid $214,200 (2021: $135,000) to a company owned by the CFO and at May 31, 2022 and 2021, had accounts payable to him of $197,683 (2021: $77,779). Subsequent to May 31, 2022, the Company paid $150,000 in the form of shares of its common stock to reduce the amount of the accounts payable due to the CFO.

During the year ended May 31, 2022, the Company purchased inventory and equipment from PPK in which it has a 25% interest (see Note 4, Investments). The balance owing to PPK at May 31, 2022 and 2021 was $230,524 and $nil.

NOTE 7 – SHARE CAPITAL

The authorized capital of the Company consists of 100,000,000 common shares with a par value of $0.0001 per share, and 5,000,000 preferred shares with a par value of $0.0001 per share. The following table breaks out the issuances by type of transaction and by related and non-related parties for the years ended May 31, 2022 and 2021.

		Value of Shares Issued for:
Year Ended May 31, 2022	Total Shares Issued	Stock Payable	Services	Investment and Other	Total Value
Related Parties
David Tobias, Director	79,216	$—	$30,000	$—	$30,000
Jerry Cornwell, Director	79,216	—	30,000	—	30,000
Brad Herr, CFO	118,824	—	45,000	—	45,000
Randy Lanier, Director	286,765	—	130,213	—	130,213
Jason Roth, Director	125,000	—	50,000		50,000
Rich Turasky, Director	125,000	—	50,000		50,000
Total for related parties	814,021	—	335,213	—	335,213
Unrelated Parties
Services	520,034	—	225,760	—	225,760
Investments	6,538,259	—	—	2,091,666	2,091,666
Stock Payable	400,000	100,000	—	—	100,000
Aggregate Totals May 31, 2022	8,272,314	$100,000	$560,973	$2,091,666	$2,752,639

		Value of Shares Issued for:
Year Ended May 31, 2021	Total Shares Issued	Stock Payable	Services	Investment and Other	Total Value
Related Parties
David Tobias, Director	106,974	$—	$40,000	$—	$40,000
Jerry Cornwell, Director	106,974	—	40,000	—	40,000
Brad Herr, CFO	160,462	—	60,000	—	60,000
Randy Lanier, Director	—	—	—	—	—
Total for related parties	374,410	—	140,000	—	140,000
Unrelated Parties
Services	614,838	—	218,244	—	218,244
Investment in PPK	1,520,000	—	—	972,800	972,800
Financing Fee	1,200,000	—	—	1,800,000	1,800,000
Cancellation	(1,300,000)	—	—	(336,875)	(336,875)
Aggregate Totals May 31, 2021	2,409,248	$—	$358,244	$2,435,925	$2,794,169

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At May 31, 2022 and 2021, the Company had common stock payable of $128,785 and $100,000, respectively. The balance at May 31, 2021 relates to shares issuable to the prior owners of G4 in accordance with patent approval (See Note 3). The shares due at May 31, 2021 were issued in the year ended May 31, 2022.

Common stock payable for the year ended May 31, 2022 was for compensation by independent contractors, officers, and directors for services rendered to the Company. The Company issued the shares for this compensation on July 8, 2022.

The Company had 3,000,000 warrants outstanding on May 31, 2022. The warrants were issued in 2021 as financing fees on AJB/SDT Notes payable to AJB and SDT (See Note 5). The warrants are exercisable at $0.38 per share and expire on March 22, 2024.

In determining the fair value of the shares of common stock issued for services and acquisitions, the Company uses the trading price of its common stock as listed on the OTCQB. The OTCQB is an active market which is considered a Level 1 input under fair value measurement accounting guidance.

NOTE 8 – INCOME TAXES

The Company did not recognize a tax provision or benefit for the years ended May 31, 2021 and 2020 due to ongoing net losses and a valuation allowance. The reconciliation of the federal income tax rate and the Company’s tax provision (benefit) is as follows:

	2022		2021
Provision (benefit) computed using the statutory rate	(604,000)	-21%	(1,032,000)	-21%
Change in prior year estimates	123,000	4%	—	—
Change in valuation allowance	481,000	17%	1,032,000	-21%
Total income tax provision (benefit)	—	0%	—	0%

At May 31, 2022 and 2021, the Company had net deferred tax assets which will not be realized and are fully reserved by valuation allowances. The components of the Company’s net deferred tax assets at May 31 are as follows:

	2022	2021
Net operating loss carryforward	$2,079,000	$1,144,000
Investment	90,000	90,000
Intangibles	152,000	152,000
Financing fee	75,000	529,000
Total deferred tax assets	$2,396,000	$1,915,000
Valuation allowance	(2,396,000)	(1,915,000)
Net deferred tax asset	$—	$—

At May 31, 2022, the Company had approximately $9.9 million of Federal net operating losses available to carryforward. Operating losses of approximately $1.3 million will expire in various amounts from 2035 through 2038, and approximately $8.6 million, will not expire but future usage of which is limited to 80% of taxable income in the year of usage.

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized. The Company is subject to possible tax examinations for the fiscal years 2018 through 2021. Prior year tax attributes could be adjusted by taxing authorities.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REVENUE FROM CONTINUING OPERATIONS

In the years ended May 31, 2022 and 2021, the Company product revenue was generated primarily through sales of its patented debudder products manufactured by third parties and distributed by the Company. The Company’s customers, to which trade credit terms are extended, consist primarily of domestic companies. The following table sets out product sales and customer concentrations for the years ended May 31, 2022 and 2021.

All sales were domestic except for $23,760 and $4,222 in international sales during the years ended May 31, 2022 and 2021, respectively. Debudder sales include $3,750 of revenue from soil additives. Debudder sales for the year ended May 31, 2022 included $3,750 from soil additives. There were no soil additive sales for the year ended May 31, 2021.

	Year ended May 31,
	2022	2021
Debudder product revenues	$147,473	$89,186
Customer concentrations
Debudder sales
Customer A	$37,900	$13,675
Customer B	23,760	—
Customer C	$14,680	$34,285
Customer D	64,550	26,130
Totals	$140,890	$74,090
% of total debudder revenues	96%	83%

During in the year ended May 31, 2022, in addition to revenue from debudder sales, the Company generated revenue from its operations in Colorado. Colorado operations consist of manufacture and distribution of products containing cannabis derived ingredients. The Colorado operations began operating near the end of the fiscal year and total sales revenues were $25,352. The California operations did not have revenue as of May 31, 2022.

NOTE 10 – DISCONTINUED OPERATIONS

In the year ended May 31, 2021, the Company unwound its acquisition of assets from Elevated Ag Solutions, Inc. As a result of the unwinding, the net income (loss) from the Elevated business segment is included in Discontinued Operations in the statements of operations for all periods presented. As a result of the unwinding, the Company reversed the acquisition of intangible assets, cancelled 1,300,000 out of the 1,400,000 shares of common stock that were issued in the acquisition, and paid a $10,000 walk-away fee to the prior owners. Discontinued operations operating results for the year ended May 31, 2021 are reflected in the following table.

Year Ended May 31, 2021
Revenue	$75,217
Cost of revenue	66,243
Amortization	13,125
Gross profit	(4,151)
Loss on discontinued operations	10,000
Net Loss From Discontinued Operations	$(14,151)

NOTE 11 INVENTORY

At May 31, 2022 and 2021, inventory consists of the following:

	2022	2021
Debudder products	$24,794	$28,159
Raw material - biomass	21,868	—
Raw material - distillate	76,916	—
Finished goods	73,301	—
Total	$197,059	$28,159

At May 31, 2022, raw material – biomass is on consignment from a third-party company with which the Company has a license agreement. Under the agreement, the Company obtains biomass materials from third party from which produces the cannabis products. When the product is sold, the Company is reimbursed for its manufacturing costs. The Company also receives 85% of net profits remaining after reimbursement. During the year May 31, 2022, due to the start up nature of the manufacturing, no net revenues have been earned on these products.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 LEASE

On January 1, 2022, the Company signed a lease for its office and facilities located in Denver, Colorado for a five year term. Monthly lease payments start at $6,000 and escalate to $7,293 in year five. Upon signing the lease, the Company recognized a lease liability and a right of use asset of $308,127 based on the two-year payment stream discounted using an estimated incremental borrowing rate of 10.0%. At May 31, 2022, the remaining lease term is 4.5 years. As of May 31, 2022, total future lease payments are as follows:

For the year ended May 31,
2023	$73,500
2024	77,175
2025	81,033
2026	85,085
2027	51,052
Total	367,845
Less imputed interest	(73,718)
Net lease liability	294,127
Current portion	46,761
Long-term portion	$247,366

For the year ended May 31, 2022, rent expense of $32,858 was recognized for this lease.

NOTE 13 – COMMITMENT AND CONTINGENCIES

See Notes 4 and 12 for commitments related to royalties, earn-out provisions, and leases.

The Company and PPK are plaintiffs in lawsuit against Country Cannabis, LLC of Yale, Oklahoma for trademark infringement for the use of the name “Country Cannabis”. The lawsuit was filed with the Payne County, Oklahoma Courts on February 7, 2022. The Company has motioned the Court for summary judgment in this matter and for legal fees. The motion for summary judgement is currently pending before the Court. As of May 31, 2022, management believes it will be successful in the matter however is unable to estimate amounts, if any, they could receive in the final judgment.

MJ HARVEST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

Related Party Advances and Payables Conversion

In July 2022, related parties to the Company, consisting of officers, directors, and affiliates converted an aggregate of $1,971,482 of advances into shares of the Company’s common stock priced at $0.187 per share which was the trading price of the Company’s stock on the date of conversion. This conversion resulted in issuance of 10,542,682 shares of common stock.

Note Payable

On June 17, 2022, the Company entered into an agreement with 1800 Diagonal Lending, LLC. The Company issued convertible note to Diagonal with a principal amount of $103,750. The note bears interest at 10% and has a term of one year when payment of principal and interest is due. After 180 days, the note is convertible into shares of the Company's common stock based on a discounted market price calculated on the conversion date.

Acquisition of California Assets

On July 18, 2022, the Company acquired manufacturing equipment and two cannabis licenses for a cannabis manufacturing and distribution business in Cathedral City, California. The Company paid $1,000,000 for the acquisition by issuance of an unsecured non-interest bearing note payable in 24 monthly installments. The Company is currently operating the California facility under a management services agreement pending transfer of the licenses into the Company’s name.

California Lease Agreement

On July 18, 2022, the Company signed a five-year lease agreement to occupy a manufacturing and distribution facility located in Cathedral City, California. The five-year lease agreement also includes an option for the Company to purchase the building at any time during the lease term. Monthly payments on the lease are $72,917.

Merger with Cannabis Sativa, Inc.

On August 8, 2022, the Company entered into an Agreement of Merger and Plan of Reorganization dated August 8, 2022 with Cannabis Sativa, Inc. (“CBDS”), to be effective on the first business day following approval of the Merger by the shareholders of MJHI and CBDS. The Merger Agreement provides for the merger of MJHI with and into CBDS, with CBDS as the surviving entity. Under the agreement, the Company’s shareholders will receive 2.7 shares of CBDS common stock for each one share of the Company’s common stock held immediately prior to the merger. Following the Merger, the shareholders of MJHI will hold approximately 72% of the total outstanding shares of common stock of the surviving company, and the shareholders of CBDS will hold approximately 28% of the total outstanding common shares of the surviving company.