Form 10-Q
period 2022-08-31
MJ Harvest, Inc.
filed 2022-11-01
CIK 1789330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2022
or
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

☐ Yes ☒ No

The number of shares of the issuer’s Common Stock outstanding as of August 31, 2022 is 44,854,737

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. Attached after signature page.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a differences include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; inflation, the war in Ukraine, supply chain slowdowns, reoccurring Covid-19 outbreaks both nationally and internationally, particularly in China, and worldwide political stability and economic growth. The words “believe,” “expect,” “anticipate,” “hope,” “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Three Months Ended August 31, 2022 compared with the Three Months Ended August 31, 2021

The narrative comparison of results of operations for the three-month periods ended August 31, 2022 and 2021, is based on the following table.

	August 31, 2022	August 31, 2021
REVENUE	$44,718	$74,685
COST OF REVENUE	83,071	20,129
Cost of revenue as a % of total revenue	186%	27%
Gross Profit (Loss)	(38,353)	54,556
Gross profit as a % of revenue	(86%)	73%
OPERATING EXPENSES
Officer and director compensation	95,000	135,000
General and administrative	187,770	26,354
Professional fees and contract services	61,517	74,893
Advertising and promotion	3,117	279,857
Total operating expenses	347,404	516,104
NET LOSS FROM OPERATIONS	(385,757)	(461,548)

Revenues in the quarter ended August 31, 2022 decreased when compared to the same period in 2021. The decrease is largely attributable to an intensified effort to bring our Colorado and California facilities online. We do not anticipate that the short-term decrease in sales will continue for long, as sales ramp up in our Colorado and California facilities, and we expect to see an increase in sales of farm implements and plant nutrients in the fiscal year ended May 31, 2023. In this quarter, the Company generated $38,652 in sales of cannabis products at our Colorado facility. The Colorado facility was newly opened in our previous fiscal fourth quarter and was in the very early stage of commencing sales activities. We expect a slow ramp up of sales of cannabis products through the remainder of calendar year 2022. The Company generated $5,316 in sales of cannabis products at our California facility, with the first sales occurring in August 2022.

Cost of revenues as a percentage of sales increased in the quarter ended August 31, 2022, when compared with the same period in 2021. The increase is attributable to the costs incurred in our Colorado and California operations. In the three months ended August 31, 2022, we incurred operating costs associated with setting up and documenting our manufacturing processes and producing test batches of products to verify our systems were generating expected results at our Colorado and California facilities. During this phase, we did not produce significant quantities of product for resale. The production expenses of the test batches were, however, recorded as manufacturing costs. We expect margins to improve on our cannabis product lines in the coming periods as our manufacturing processes are standardized and our need to run test batches and adjust processes decreases.

Our General and Administrative costs (“G&A”) increased in the quarter ended August 31, 2022, compared with the same period in the prior year. The increase in G&A costs were primarily due to our decision to further develop our cannabis business through acquisition of the Colorado and California facilities and the related costs of setting up geographically disbursed manufacturing operations. Our advertising and promotion costs decreased significantly when compared to the same reporting period in the previous year.

Net loss from operations decreased in the reporting period ending August 31, 2022 compared with the same period in 2021. The decrease in the net loss is attributable to the factors identified above.

Liquidity and Capital Resources

Cash flow used by operating activities for the quarter ended August 31, 2022, was $559,756 compared with $164,942 in the same period in 2021. During the period, our total cash increased by $35,138 to $76,025. The increase in our cash position at August 31, 2022, is largely attributable to the cash requirements for starting up operations in Colorado and California. Cash to fund cash flow from operations was derived primarily from proceeds of notes payable.

We continue to seek potential acquisition candidates with a focus on acquiring additional operating companies with scale sufficient to support all aspects of the Company’s operations, including the public company infrastructure. The Company is currently heavily dependent on funding through advances from related parties, but no assurances can be given that such funding will continue to be available in future periods. Our historic operations have not been sufficient to support the existing infrastructure, much of which is required in order to maintain public company status.

We have maintained active operations as a manufacturer and distributor of the Debudder product line since 2018. We do not consider the Company to be a shell company as that term is defined in the Securities Act of 1933, as amended.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred a net loss of $999,653 for the quarter ended August 31, 2022, bringing our accumulated deficit to $12,973,694 as of August 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt. It will be important for the Company to succeed in its efforts to raise capital in this manner to further its business plan in an aggressive manner. Raising additional capital may cause dilution to current shareholders. There are no assurances we can be successful in our efforts to raise working capital.

COVID-19

The effects of the continued outbreak of COVID-19 and related government responses have, and could continue to include, extended disruptions to supply chains and capital markets, reduced labor availability, and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company, including our ability to operate. As of August 31, 2022, there were no material adverse impacts to our operations noted due to COVID-19.

The economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets. Management evaluated these impairment considerations and determined that no such impairments occurred as of August 31, 2022.

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), who also serves as our Chief Finance and Accounting Officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Exchange Act). Based on that evaluation, the CEO has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended August 31, 2022 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three-month period ending August 31, 2022.

Item 6. Exhibits.

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document
31.1	31	Section 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1	32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

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

MJ Harvest, Inc.

Date: October 31, 2022	By: /s/ Patrick Bilton

Patrick Bilton, CEO

MJ HARVEST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	August 31,	May 31,
ASSETS	2022	2022
CURRENT ASSETS:
Cash and cash equivalents	$76,025	$40,887
Inventory	484,444	197,059
Prepaids and other current assets	48,326	20,225
Total current assets	608,795	258,171

Investments in equity securities, at cost	3,101,666	3,091,666
Equipment, net	328,198	36,636
Right to use asset	3,736,702	287,716
Cannabis licenses	632,066	—
Finite-lived intangible assets, net	107,084	110,834
Indefinite-lived intangible assets, net	6,000	6,000
Total Assets	$8,520,511	$3,791,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$477,196	$256,577
Accounts payable to related parties	326,792	278,207
Lease liability - current portion	537,343	46,761
Satellite note payable, net of discount	432,590	—
Diagonal convertible note payable	103,750	—
Convertible note payable, net of discount	1,217,179	107,586
Total current liabilities	3,094,850	689,131

LONG-TERM LIABILITIES:
Common stock payable	—	112,857
Accounts payable - long-term	—	200,000
Lease liability - long term	3,134,568	247,366
Satellite note payable, net of discount – long term	436,220	—
Advances from related parties	—	1,821,482
Total long-term liabilities	3,570,788	2,381,705
Total Liabilities	6,665,638	3,070,836

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized, 44,854,737 and 33,574,436 issued and outstanding, respectively	4,485	3,357
Additional paid-in capital	14,824,082	12,690,871
Accumulated deficit	(12,973,694)	(11,974,041)
Total stockholders’ equity	1,854,873	720,187
Total Liabilities and Stockholders’ Equity	$8,520,511	$3,791,023

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MJ HARVEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the three months ended August 31, 2022 and 2021

	2022	2021

REVENUE	$44,718	$74,685
COST OF REVENUE	83,071	20,129
Gross profit (loss)	(38,353)	54,556

OPERATING EXPENSES:
Officer and director compensation	95,000	135,000
General and administrative	187,770	26,354
Professional fees and contract services	61,517	74,893
Advertising and promotion	3,117	279,857
Total operating expenses	347,404	516,104

NET LOSS FROM OPERATIONS	(385,757)	(461,548)

NON-OPERATING EXPENSES
Interest expense	613,896	478,646

NET LOSS	$(999,653)	$(940,194)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	39,891,195	26,359,821

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MJ HARVEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

For the three months ended August 31, 2022 and 2021

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES, May 31, 2021	25,302,122	$2,530	$8,440,302	$(9,098,257)	$(655,425)
Stock issued for services	175,000	18	80,232	—	80,250
Stock issued for investment in PPK	5,972,222	597	1,791,069	—	1,791,666
Net loss	—	—	—	(940,194)	(940,194)

BALANCES, August 31, 2021	31,449,344	$3,145	$10,311,603	$(10,038,451)	$276,297

BALANCES, May 31, 2022	33,574,436	$3,357	$12,690,871	$(11,974,041)	$720,187

Share issued for advances from related parties	9,740,543	974	1,820,508	—	1,821,482
Shares issued for accounts payable – long term	1,069,519	107	199,893	—	200,000
Shares issued for common stock payable	470,239	47	112,810	—	112,857
Net loss	—	—	—	(999,653)	(999,653)

BALANCES, August 31, 2022	44,854,737	$4,485	$14,824,082	$(12,973,694)	$1,854,873

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MJ HARVEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the three months ended August 31, 2022 and 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(999,653)	$(940,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,788	5,010
Share based compensation issued and to be issued	—	194,471
Amortization of note payable discount	534,593	450,000
Compensation paid with payable to related parties	70,000	70,000
Changes in operating assets and liabilities:
Accounts receivable	—	(38,050)
Prepaids and other current assets	(28,101)	(11,467)
Inventories	(287,385)	9,810
Accounts payable and other current liabilities	149,417	87,718
Accounts payable to related parties	(6,415)	—
Customer deposits	—	7,760
NET CASH USED IN OPERATING ACTIVITIES	(559,756)	(164,942)

CASH FLOW FROM INVESTING ACTIVITES
Acquisition of investment in equity securities	(10,000)	—
Acquisition of equipment	(24,714)	—
NET CASH USED IN INVESTING ACTIVITIES	(34,714)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Diagonal convertible notes payable	103,750	—
Proceeds from SMC convertible notes payable	575,000	—
Proceeds from advances from related parties		64,000
Payments on advances from related parties	(15,000)	—
Principal payments on SMC convertible note payable – related party	(34,142)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	629,608	64,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	35,138	(100,942)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,887	123,319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,025	$22,377

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Shares issued for investment in PPK	$—	$1,791,666
Share issued for advances from related parties	1,821,482	—
Shares issued for accounts payable – long term	200,000	—
Shares issued for common stock payable	112,857	—
Right to use asset acquired with lease liability	3,505,897	—
License agreement acquired with Satellite note payable	632,066	—
Equipment acquired with Satellite note payable	270,886	—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MJ HARVEST, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

MJ Harvest, Inc. (the “Company”), develops, acquires, and distributes agricultural and horticultural tools and implements for sale primarily to growers and operators in the hemp and cannabis retail industry. The Company owns 100% of G4 Products LLC, (“G4”) which owns intellectual property for a patented manual Debudder product line marketed under the Original 420 Brand as the Debudder Bucket Lid and Edge (“Debudder”). The Company also owns 100% of AgroExports LLC (“Agro”) which serves as the domestic and international distribution arm for sales of agricultural and horticultural tools and implements. The Company operates a sales portal website, www.procannagro.com, for online sales of its products.

In 2019, the Company formed AgroExports.CA ULC (“Agro Canada”), a wholly owned Canadian subsidiary in order to facilitate online payments from sales in Canada. Sales in Canada are currently serviced through a fulfillment center in Toronto.

In the year ended May 31, 2021, the Company expanded its focus to include a minority investment interest in PPK Investment Group, Inc. (“PPK”), a vertically integrated cannabis company in Oklahoma that operates as a grower, harvester, processor, manufacturer and distributor of the Country Cannabis Brand of cannabis products. The investment in PPK represents a shift in focus from an agricultural implements-based business to a broader cannabis industry focus. The Company has continued to expand its cannabis focus in the current year with new investments in WDSY LLC and BLIP Holdings LLC, owners of the Weedsy and BLVK brands, respectively.

In the year ending May 31, 2022, the Company began operations in Colorado under a wholly-owned Colorado corporation, Country Cannabis, Inc. (“CCCO”). CCCO is in the process of acquiring cannabis licenses for the manufacture and distribution of products containing THC and/or THC derivatives. Pending transfer of the licenses, the Company is operating the Colorado facility pursuant to a license agreement with the current owner of the facility.

On July 18, 2022, the Company acquired manufacturing equipment and two cannabis licenses for a cannabis manufacturing and distribution business in Cathedral City, California, CCCA. CCCA is in the process of acquiring cannabis licenses for the manufacture and distribution of products containing THC and/or THC derivatives. Pending transfer of the licenses, the Company is operating the California facility pursuant to a license agreement with the current owner of the facility

Basis of Presentation and Consolidation

The Company’s fiscal year end is May 31. Our unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the interim financial statements have been included. Operating results for the three-month period ended August 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2023.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended May 31, 2022 in the Form 10-K as filed with the Securities and Exchange Commission.

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries Agro, G4, Agro Canada, and CCCO/CCCA. All subsidiaries were wholly owned in the periods presented. All intercompany transactions have been eliminated.

Going Concern

The Company has an accumulated deficit as of August 31, 2022 of $12,973,694 and negative working capital of $2,486,055. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to finance operating costs over the next twelve months with cash flows from operations, private placement or public offering of common stock or debt instruments, and when necessary, advances from directors and officers. There can be no assurance that we will be successful to procure necessary financing. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Share based compensation, impairment of long-lived assets, fair value of acquired assets, of intangible assets, and income taxes are subject to estimates. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

New Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and with early adoption permitted. The Company implemented the update early on June 1, 2022 with no impact to its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The update is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company will adopt the update as of June 1, 2023 and does not expect a significant impact to our consolidated financial statements or disclosures.

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

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. For the three months ended August 31, 2022 and 2021, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	2022	2021
Stock purchase warrants	3,000,000	3,000,000
Convertible notes	14,258,492	—
	17,258,492	3,000,000

Share-Based Payments

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the common stock issued and recognized when the board of directors authorizes the issuance.

NOTE 2 – EQUIPMENT

Equipment consisted of the following at August 31, 2022 and May 31, 2022:

	August 31,	May 31,
	2022	2022
Equipment - production molds	$49,823	$25,109
Manufacturing equipment	301,723	30,837
Less: Accumulated amortization	(23,348)	(19,310)
Net Equipment	$328,198	$36,636

Depreciation expense for the three months ended August 31, 2022 and August 31, 2021 were $4,038 and $1,260, respectively.

During the three month period ended August 31, 2022, the Company acquired manufacturing equipment with a value of $270,886 for its California operations. The acquisition was acquired with a note payable with Satellite Dip, LLC. (“Satellite”). See Note 4. At August 31, 2022, the equipment has not yet been placed in service and no depreciation has been recognized for the equipment

NOTE 3 - INTANGIBLE ASSETS

The Company’s intangible assets consist of both finite and indefinite lived assets. At August 31, 2022 and May 31, 2022, intangibles assets are:

	August 31,	May 31,
Intangibles	2022	2022
Finite lived intangibles
Patents	$250,000	$250,000
Less: impairment of patents	(100,000)	(100,000)
	150,000	150,000
Less: accumulated amortization	(42,916)	(39,166)
Patents, net	107,084	110,834
Total finite lived intangibles	107,084	110,834

Indefinite lived intangibles
Domain names	6,000	6,000
Total intangibles	$113,084	$116,834

Amortization expense for the three months ended August 31, 2022 and August 31, 2021 were $3,750 and $3,750, respectively. The patents are amortized over their useful lives of ten years. Amortization of intangibles is expected to be $15,000 for each of the next five years.

On May 28, 2021, the Company acquired the domain name, MJHI.com for $6,000. The new domain name matches the Company’s stock symbol and is likely to be easier for customers and other stakeholders to remember. The domain name is an indefinite lived intangible asset and will not be amortized.

See Note 10 regarding acquisition of cannabis licenses during the three months ending August 31, 2022.

NOTE 4 – INVESTMENTS

At August 31, 2022 and May 31, 2022, investments are:

	August 31	May 31,
Investments	2022	2022
PPK Investment Group, Inc.	$2,791,666	$2,791,666
Satellite Dip, LLC	10,000	—
WDSY, LLC	200,000	200,000
BLIP Holdings, LLC	100,000	100,000
Total investments	$3,101,666	$3,091,666

PPK

On March 24, 2021, the Company, as lender, closed a loan to PPK Investment Group, Inc. (“PPK”) in the form of a convertible note (“Note”) in the amount of $620,000. The convertible note bore interest at 6% per annum and was due on September 1, 2021. In accordance with its terms, the Company converted the Note on May 19, 2021 into a 6.2% interest in PPK. Upon conversion, accrued interest of $5,707 was forgiven.

Upon conversion, a Securities Purchase Agreement dated March 24, 2021 (the “PPK Agreement”) became effective and the Company acquired an additional 3.8% interest in PPK (10% in total) for payment of $380,000 by issuance of 1,520,000 shares of the Company’s restricted common stock. The total fair value of shares issued was $972,800 based on the closing price of the Company’s shares of $0.64. The Company determined that the fair value of the 3.8% interest on the conversion date was $380,000 which was the negotiated price between the two parties. Thus, the Company recorded an impairment expense of $592,800 on the conversion date.

On August 26, 2021, the Company acquired an additional 15% interest in PPK (25% ownership in total) pursuant to a Securities Purchase Agreement with an effective date of May 19, 2021 through issuance of 5,972,222 shares of restricted common stock valued at $1,791,666 based on the closing price of the Company’s common stock, which was $0.30 per share as of August 16, 2021, the date fixed by agreement for pricing the issuance of the shares. The additional 15% acquisition under the Securities Purchase Agreement called for payment of $930,000 in cash and $570,000 in stock, but by supplemental agreement, PPK agreed to accept payment for 15% in the form of all common stock of the Company.

The PPK Agreement includes a put option allowing PPK to put shares of the Company’s common stock received as part of the Company’s investment in PPK, back to the Company at $0.25 per share. The put option protects PPK against a drop in the market price of the Company’s common stock below a $0.25 per share. The put option may be exercised after six months from the date of each investment. No more than 5% of the total shares held by PPK can be put back to the Company in any calendar quarter. The put option had value of $nil and $nil at August 31, 2022 and May 31, 2022. The put option continues so long a PPK holds shares of MJHI that it received as part of MJHI’s investment in PPK.

The PPK Agreement gives the Company the right to increase its investment up to a 100% ownership interest in PPK, provided such increased ownership is in compliance with Oklahoma State cannabis licensing requirements. Terms of purchase for increased ownership of PPK will be similar to those as the initial acquisition with a combination of cash and shares of the Company’s common stock.

The Company, pursuant to the PPK Agreement, is also obligated to pay an earnout to PPK as follows:

●	The Company is required to pay additional consideration to PPK for an earnout in the event the PPK business valuation at the end of a pre-determined look back period is greater than $10,000,000. For purposes of the earnout, the valuation will be based on three times earnings before interest, taxes, depreciation, and amortization (EBITDA). If EBITDA exceeds $3,333,333 in the twelve months immediately preceding the look back date of March 31, 2023, additional consideration will be owed to PPK under the earnout in an amount sufficient to equal the earnout valuation less $10,000,000 times the percentage of PPK then owned by the Company. Such additional consideration will be paid 62% in cash and 38% in shares of the Company’s common stock. No liability has been accrued for this potential obligation as the Company has assessed the probability of an obligation being incurred to be remote as of August 31, 2022.

●	The Company also entered into an employment agreement with Ralph Clinton Pyatt III (“Clinton Pyatt”), President of PPK, to continue his role as Chief Executive Officer and President of PPK business for a three-year term effective May 22, 2021.

The Company also has an option to acquire the real estate that PPK uses in its operations. The real estate is currently under lease to PPK by an affiliated company owned by Clinton Pyatt, the President of PPK.

At August 31, 2022 and May 31, 2022, the Company has a payable due to PPK of $271,791 and $230,524, respectively. The balance is included in Accounts payable to related parties on the condensed consolidated balance sheets.

WDSY and BLIP

On October 8, 2021, the Company entered into two brand development agreements with WDSY, LLC (“WDSY”) and Blip Holdings, LLC (“BLIP”) for expansion of the WEEDSY and BLVK brands, respectively, into Oklahoma and South Dakota. Under the agreements, PPK will manufacture and distribute these brands in Oklahoma and South Dakota and will pay the respective companies 10% royalties on all net sales of the branded products in those territories.

On October 8, 2021, the Company acquired a 10% interest in WDSY in exchange for 377,358 shares of the Company’s common stock and a 10% interest in BLIP in exchange for 188,679 shares of the Company’s common stock. The shares to be issued were valued at the closing price of the common stock, $0.53 per share, on October 8, 2021. Additional shares may be due to WDSY and BLIP based on lookback valuations of both companies. The lookback valuations will be based on trailing twelve months sales for WDSY and trailing three-month sales for BLIP on the second anniversary of each agreement, or sooner if the agreements are terminated before the second anniversaries. At August 31, 2022, management has assessed the probability of a potential liability due under the lookback valuation provisions of WDSY and BLIP to be low and no stock payable was due. No liability has been accrued for this potential obligation as the Company has assessed the probability of an obligation being incurred to be remote as of August 31, 2022.

The Company evaluated its investment in PPK, WDSY and BLIP as of August 31, 2022 and identified no indicators of possible impairment on their carrying values.

Satellites Dip, LLC

On June 7, 2022, the Company purchased 1% membership units of Satellites Dip, LLC (“Satellites”) for $10,000. The Company has a note payable to Satellites for the purchase of a license and equipment. See Note 4.

NOTE 5 – NOTES PAYABLE

SMC Convertible Note Payable

On May 11, 2022, the Company entered into an agreement with SMC Cathedral City Holdings, LLC, a Delaware limited liability company (“SMC-CCH”) for the sale of Secured Convertible Promissory Note (the “Note”). The Note provides for an original issue discount of 35%, bears interest at the rate of 12%, and is due at maturity which is twelve months from the issue date of the Note or May 10, 2023. The Note is secured by all assets of the Company.

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

So long as any balance due on the Note remains outstanding, the Company has agreed to apply 50% of proceeds from issuance of debt or equity securities, conversion of outstanding warrants, issuance of securities pursuant to an equity line of credit, or the sale of assets, to reduce the outstanding balance of the Note.

Through May 31, 2022, the Company borrowed $2,317,198 under the note receiving $1,500,000 in cash, net of $817,198 for the original issue discount. During the three months ended August 31, 2022, the Company borrowed an additional $888,259 under the note receiving $575,000, net of $313,259 for the original issue discount. At August 31, 2022, the outstanding principal balance is $2,851,698 and unamortized discount is $1,634,519 for a net balance of $1,217,179. During the three months ended August 31, 2022, the Company recognized $70,942 in interest on the note and recognized $534,593 in for the amortization of the note discount. At August 31, 2022 and May 31, 2022, the accrued interest payable balance on the note is $83,852 and $12,910, respectively, which is included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

At May 31, 2022, the Company has a balance owing to Steve MacDonald, of $50,000 for advance of funds included in accounts payable – long term on the condensed consolidated balance sheets. The balance was satisfied with shares of the Company’s common stock during the three months ended August 31, 2022. See Note 7.

Diagonal Convertible Note Payable

On June 17, 2022, the Company entered into an agreement with 1800 Diagonal Lending, LLC (“Diagonal”) whereby the Company issued convertible note to Diagonal with a principal amount of $103,750. The note bears interest at 10% and has a term of one year when payment of principal and interest is due. After 180 days, the note is convertible into shares of the Company’s common stock the number of which determined by dividing the principal balance outstanding by 65% of the trading price of the Company’s stock on the date of the conversion.

Satellites Note Payable

On July 13, 2022, the Company entered into an unsecured promissory note with Satellites that had a stated principal balance of $1,000,000 in exchange for the Company acquiring a license agreement and equipment from Satellites. See Note 10. The note is non-interest bearing and has a term of 24 months. Monthly payments of $41,657 are due starting August 1, 2022. Because the note is non-interest bearing, the Company recorded a discount on the note of $97,048 using a discount rate of 10%. The discount is being amortized over the term of the note. Amortization of the discount was $7,525 during the three month period ended August 31, 2022. The Company made its first monthly payment of $41,657 (principal of $34,142 and interest of $7,525) on August 1, 2022.

NOTE 6 – RELATED PARTY TRANSACTIONS

In addition to related party transactions described in Notes 4 and 5, the Company had the following related party activity:

At May 31 2022, the Company had advances from, and costs of services provided by, related parties totaling $1,821,482. These amounts were classified as long-term liabilities and were settled with shares of the Company’s common stock in July 2022. See Note 7.

During three month period ended August 31, 2022 and 2021, the Company recognized expense of $41,291 and 112,641, respectively, for services performed by a company owned by the CFO. At August 31, 2022 and May 31, 2022, the Company had accounts payable to the company of $60,000 and $197,683, respectively. During the three month period ended August 31, 2022, the Company paid $150,000 in the form of shares of its common stock to reduce the amount of the accounts payable due to the CFO. See Note 7.

At August 31, 2022, the Company has a $55,000 payable to the president of the Company for accrued salary. The amount is included in accounts payable – related parties on the condensed consolidated balance sheets.

During the three month period ended August 31, 2021, the Company had the following activity in its related party advances balance:

	Related Party Advances at	Additions During the Three Months Ended August 31, 2021		Related Party Advances at
	May 31, 2022	Advances	Services	August 31, 2022
Related Parties
Patrick Bilton, CEO and Director
Cash Advances	$928,414	$64,000	$—	$992,414
Payable for services	280,000		70,000	350,000
David Tobias, Director	80,553	—	—	80,553
Jerry Cornwell, Director	29,015	—	—	29,015
Total for related parties	$1,317,982	$64,000	$70,000	$1,451,982

NOTE 7 – SHARE CAPITAL

In the three-month period ended August 31, 2022, shares were issued for stock payable, conversion of advances from related parties and conversion of accounts payable in the amounts set forth in the following table.

		Value of Shares Issued for:
Three Months Ended August 31, 2022	Total Shares Issued	Stock Payable	Conversion of Advances	Conversion of Accounts Payable	Total Value
Related Parties
David Tobias, Director	477,779	$10,000	$81,553	$—	$91,553
Jerry Cornwell, Director	155,158	—	29,015	—	29,015
Patrick Bilton, CEO	9,149,272	—	1,710,914	—	1,710,914
Brad Herr, CFO	864,638	15,000	—	150,000	165,000
Jason Roth, Director	41,667	10,000	—	—	10,000
Rich Turasky, Director	41,667	10,000	—	—	10,000
Randy Lanier, Director	220,238	52,857	—	—	52,857
Total for related parties	10,950,419	97,857	1,821,482	150,000	2,069,339
Unrelated Parties	329,882	15,000	—	50,000	65,000
Aggregate Totals August 31, 2022	11,280,301	$112,857	$1,821,482	$200,000	$2,134,339

Prior to the three months ended August 31, 2022, the Company paid its directors and certain consultants in shares of the Company’s common stock for payment of services rendered. Effective June 1, 2022, the Company determined that it would no longer pay in shares of the Company’s common stock in anticipation of its potential merger with Cannabis Sativa, Inc. (see Note 10).

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

NOTE 8 – REVENUE

The Company product revenue is generated though sales of its Debudder products, produced by third parties and distributed by the Company. The Company’s customers, to which we extend trade credit terms, consist almost exclusively of domestic companies. The following table shows product sales for the three-month periods ended August 31, 2022 and 2021, along with customer concentration information for each period.

	Three months ended August 31,
	2022	2021
Debudder product revenues	$760	$82,754
Customer concentrations
Debudder sales
Customer A	$—	$42,320
Customer B	532	—
Totals	$532	$42,320
% of total revenues	70%	51%

All sales were domestic in the three-month period ended August 31, 2022. All sales were domestic except for $168 in the three-month period ended August 31, 2021.

Sales of the Debudder product line were substantially reduced due to the focus of the company turning to getting the Colorado and California Cannabis facilities up and running, once these operations are fully up and running the company plans to resume advertising and sales of the product line. Total sales revenue earned during the three month period ended August 31, 2022 in Colorado and California was $43,958.

NOTE 9 – INVENTORY

Inventory consists of the following:

	August 31, 2022	May 31, 2022
Debudder products	$24,753	$24,794
Raw material - biomass	28,530	21,868
Raw material - distillate	31,203	76,916
Finished goods	399,958	73,481
Total	$484,444	$197,059

At August 31, 2022 and May 31, 2022, raw material – biomass is on consignment from a third-party company with which the Company has a license agreement. Under the agreement, the Company obtains the third party from which produces the cannabis products. The third party sells the product and reimburses the Company for manufacturing costs. The third party pays the Company 85% of net profits after reimbursement. The Company absorbs all losses from sale of the products. During the three month period ended August 31, 2022, due to the start up nature of the manufacturing, no net revenues have been earned on these products.

NOTE 10 – ACQUISITIONS AND PROPOSED MERGER

Acquisition of License Agreements and Equipment

On July 18, 2022, the Company acquired manufacturing equipment and two cannabis licenses for a cannabis manufacturing and distribution business located in Cathedral City, California. The Company paid $1,000,000 for the acquisition by issuance of an unsecured non-interest bearing note payable in 24 monthly installments. The Company is currently operating the California facility under a management services agreement pending transfer of the licenses into the Company’s name. The purchase price was $902,952 which consisted of a note payable with a $1,000,000 principal balance discounted $97,048. The purchase price was allocated to the equipment for $270,886 and the licenses for $632,066 based on their relative fair value.

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

NOTE 11 – LEASES

Colorado Lease: On January 1, 2022, the Company signed a lease for its office and facilities located in Denver, Colorado for a five year term. Monthly lease payments start at $6,000 and escalate to $7,293 in year five. Upon signing the lease, the Company recognized a lease liability and a right of use asset of $308,127 based on the two-year payment stream discounted using an estimated incremental borrowing rate of 10.0%. At August 31, 2022, the remaining lease term is 4.25 years. As of August 31, 2022, total future lease payments are as follows:

For the year ended May 31,
Remaining 2023	$55,500
2024	77,175
2025	81,033
2026	85,085
2027	51,052
Total	349,845
Less imputed interest	(66,605)
Net lease liability	283,240
Current portion	(48,855)
Long-term portion	$234,385

For the three months ended August 31, 2022, rent expense of $19,715 was recognized for this lease.

California Lease: On July 14, 2022, the Company signed a lease for its office and facilities located in Cathedral City, California for a five year term. Monthly lease payments are $72,917. Upon signing the lease, the Company recognized a lease liability and a right of use asset of $3,505,897 based on the five-year payment stream discounted using an estimated incremental borrowing rate of 10.0%. At August 31, 2022, the remaining lease term is 4.8 years. As of August 31, 2022, total future lease payments are as follows:

For the year ended May 31,
Remaining 2023	$802,087
2024	875,004
2025	875,004
2026	875,004
2027 and thereafter	947,921
Total	4,375,020
Less imputed interest	(986,349)
Net lease liability	3,388,671
Current portion	(488,488)
Long-term portion	$2,900,183

For the three months ended August 31, 2022, rent expense of $72,917 was recognized for this lease. The lessor of the property is SMC Cathedral City Holdings, LLC, a company with which the Company has a convertible note payable due (See Note 5).

NOTE 12 – IMPACT OF COVID-19

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

The effects of the continued outbreak of COVID-19 and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company, including our ability to operate. As of August 31, 2022 there were no material adverse impacts to the Company’s operations due to COVID-19.

The economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets. Management evaluated these impairment considerations and determined that no such impairments occurred as of August 31, 2022 or through the date of filing this Form 10-Q.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

See Notes 4 and 11 for commitments related to royalties, earn-out provisions, and leases.

The Company and PPK are plaintiffs in lawsuit against Country Cannabis, LLC of Yale, Oklahoma for trademark infringement for the use of the name “Country Cannabis”. The lawsuit was filed with the Payne County, Oklahoma Courts on February 7, 2022. The Company has motioned the Court for summary judgment in this matter and for legal fees. The motion for summary judgement is currently pending before the Court. As of August 31, 2022, management believes it will be successful in the matter however is unable to estimate amounts, if any, they could receive in the final judgment.