Form 10-Q
period 2022-11-30
MJ Harvest, Inc.
filed 2023-01-30
CIK 1789330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2022
or
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

☐ Yes ☒ No

The number of shares of the issuer’s Common Stock outstanding as of January 26, 2023, is 45,534,860.

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

Results of Operations

Three Months Ended November 30, 2022 compared with the Three Months Ended November 30, 2021

The narrative comparison of results of operations for the three-month periods ended November 30, 2022 and 2021 is based on the following table.

	November 30, 2022	November 30, 2021
REVENUE	$124,487	$48,367
COST OF REVENUE	35,280	16,240
Cost of revenue as a % of total revenue	28%	34%
Gross Profit	89,207	32,127
Gross profit as a % of revenue	72%	66%
OPERATING EXPENSES
Officer and director compensation	75,000	203,785
General and administrative	412,835	38,519
Professional fees and contract services	97,013	79,372
Advertising and promotion	(9,126)	67,516
Total operating expenses	575,722	389,192
Loss from operations	(486,515)	(357,065)
Other income (expense)	(951,304)	(132,812)
NET LOSS	$(1,437,819)	$(489,877)

Revenues in the quarter ended November 30, 2022 increased when compared to the same period in 2021. The increase is largely attributable to an intensified effort to bring our Colorado and California facilities online. In the quarter ended November 30, 2022, the Company generated $124,346 in sales of cannabis products.

Cost of revenues also increased in the quarter ended November 30, 2022 when compared with the same period in 2021. The increase is attributable to the costs incurred in our Colorado and California operations. In the three months ended November 30, 2022, we incurred operating costs associated with setting up and documenting our manufacturing processes and producing test batches of products to verify our systems were generating expected results at our Colorado and California facilities. During this phase, we did not produce significant quantities of product for resale. The production expenses of the test batches were, however, recorded as manufacturing costs. We expect margins to improve on our cannabis product lines in the coming periods as our manufacturing processes are standardized and our need to run test batches and adjust processes decreases.

Our General and Administrative costs (“G&A”) increased in the quarter ended November 30, 2022, compared with the same period in 2021. The increase in G&A costs were primarily due to our decision to further develop our cannabis business through acquisition of the Colorado and California facilities and the related costs of setting up geographically disbursed manufacturing operations, in particular rent expense. Our advertising and promotion costs decreased significantly when compared to the same reporting period in the previous year.

Other income (expense) increased period over period due to interest expense on additional borrowings and amortization of discount associated with new notes payable.

Net loss increased in the three-month reporting period ending November 30, 2022 compared with the same period in 2021. The increase in the net loss is attributable to the factors identified above.

Six Months Ended November 30, 2022 compared with the Six Months Ended November 30, 2021

The narrative comparison of results of operations for the six-month periods ended November 30, 2022 and 2021, is based on the following table.

	November 30, 2022	November 30, 2021
REVENUE	$169,166	$123,052
COST OF REVENUE	118,351	36,369
Cost of revenue as a % of total revenue	70%	30%
Gross Profit	50,815	86,683
Gross profit as a % of revenue	30%	70%
OPERATING EXPENSES
Officer and director compensation	170,000	347,359
General and administrative	600,566	64,873
Professional fees and contract services	158,530	145,691
Advertising and promotion	(6,009)	347,373
Total operating expenses	923,087	905,296
Loss from operations	(872,272)	(818,613)
Other income (expense)	(1,565,200)	(611,458)
NET LOSS	$(2,437,472)	$(1,430,071)

Revenues in the six-month period ended November 30, 2022 increased when compared to the same period in 2021. The increase is largely attributable to an intensified effort to bring our Colorado and California facilities online. In six-month period ended November 30,2022, the Company generated $168,265 in sales of cannabis products.

Cost of revenues increased in the six-month period ended November 30, 2022 when compared with the same period in 2021. The increase is attributable to the costs incurred in our Colorado and California operations. In the six-month period ended November 30, 2022, we incurred operating costs associated with setting up and documenting our manufacturing processes and producing test batches of products to verify our systems were generating expected results at our Colorado and California facilities. During this phase, we did not produce significant quantities of product for resale. The production expenses of the test batches were, however, recorded as manufacturing costs. We expect margins to improve on our cannabis product lines in the coming periods as our manufacturing processes are standardized and our need to run test batches and adjust processes decreases.

Our General and Administrative costs (“G&A”) increased in the six-month period ended November 30, 2022, compared with the same period in 2021. The increase in G&A costs were primarily due to our decision to further develop our cannabis business through acquisition of the Colorado and California facilities and the related costs of setting up geographically disbursed manufacturing operations, in particular rent expense. Our advertising and promotion costs decreased significantly when compared to the same reporting period in the previous year.

Other income (expense) increased period over period due to interest expense on additional borrowings and amortization of discount associated with new notes payable.

Net loss increased in the six-month reporting period ending November 30, 2022 compared with the same period in 2021. The increase in the net loss is attributable to the factors identified above.

Liquidity and Capital Resources

Cash flow used by operating activities for the six month period ended November 30, 2022, was $903,035 compared with $252,786 in the same period in 2021. During the period, our total cash increased by $9,334 to $50,221. The increase in our cash position at November 30, 2022 is largely attributable to borrowings associated with for starting up operations in Colorado and California. Cash to fund cash flow from operations was derived primarily from proceeds of notes payable.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred a net loss of $2,437,472 for the six months ended November 30, 2022, bringing our accumulated deficit to $14,411,513 as of November 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt. It will be important for the Company to succeed in its efforts to raise capital in this manner to further its business plan in an aggressive manner. Raising additional capital may cause dilution to current shareholders. There are no assurances we can be successful in our efforts to raise working capital.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended November 30, 2022 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three-month period ending November 30, 2022.

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

MJ Harvest, Inc.

Date: January 30, 2023	By: /s/ Patrick Bilton
Patrick Bilton, CEO

 MJ HARVEST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	November 30,	May 31,
ASSETS	2022	2022
CURRENT ASSETS:
Cash and cash equivalents	$50,221	$40,887
Inventory	960,202	197,059
Prepaids and other current assets	48,371	20,225
Total current assets	1,058,794	258,171

Investments in equity securities, at cost	3,101,666	3,091,666
Equipment, net	324,160	36,636
Right to use asset	3,588,672	287,716
Cannabis licenses	632,066	—
Finite-lived intangible assets, net	103,334	110,834
Indefinite-lived intangible assets, net	6,000	6,000
Total Assets	$8,814,692	$3,791,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$295,106	$256,577
Payable to related parties	1,067,759	278,207
Lease liability - current portion	626,559	46,761
Put option liability	78,294	—
Satellite note payable, net of discount	443,494	—
Diagonal convertible note payable	103,750	—
Convertible note payable, net of discount	2,423,251	107,586
Total current liabilities	5,038,213	689,131

LONG-TERM LIABILITIES:
Common stock payable	—	112,857
Payables to related parties - long-term	66,300	200,000
Lease liability - long term	2,971,952	247,366
Satellite note payable, note of discount – long term	321,173	—
Advances from related parties	—	1,821,482
Total long-term liabilities	3,359,425	2,381,705
Total Liabilities	8,397,638	3,070,836

Commitments and contingencies (Notes 4, 9, and 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized, 44,854,737 and 33,574,436 issued and outstanding, respectively	4,485	3,357
Additional paid-in capital	14,824,082	12,690,871
Accumulated deficit	(14,411,513)	(11,974,041)
Total stockholders’ equity	417,054	720,187
Total Liabilities and Stockholders’ Equity	$8,814,692	$3,791,023

  The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MJ HARVEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the three and six months ended November 30, 2022 and 2021

	Three Months Ended November 30,		Six Months Ended November 30,
	2022	2021	2022	2021

REVENUE	$124,487	$48,367	$169,166	$123,052

COST OF REVENUE	35,280	16,240	118,351	36,369

Gross profit	89,207	32,127	50,815	86,683

OPERATING EXPENSES:
Officer and director compensation	75,000	203,785	170,000	347,359
General and administrative	412,835	38,519	600,566	64,873
Professional fees	97,013	79,372	158,530	145,691
Advertising and promotion	(9,126)	67,516	(6,009)	347,373

Total Operating Expenses	575,722	389,192	923,087	905,296

NET LOSS FROM OPERATIONS	(486,515)	(357,065)	(872,272)	(818,613)

NON-OPERATING EXPENSES
Fair value of put option	78,294	—	78,294	—
Interest and financing expense	873,010	132,812	1,486,906	611,458
Total non-operating expenses	951,304	132,812	1,565,200	611,458

NET LOSS	$(1,437,819)	$(489,877)	$(2,437,472)	$(1,430,071)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.05)

Basic & Diluted	44,854,737	31,955,781	42,359,404	29,163,613

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MJ HARVEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

For the three and six months ended November 30, 2022 and 2021

Three Month

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES, August 31, 2021	31,449,344	$3,145	$10,311,603	$(10,038,451)	$(276,297)
Stock issued for common stock payable	772,065	77	248,494	—	248,571
Stock issued for investments	566,037	57	299,943	—	300,000
Net loss	—	—	—	(489,877)	(489,877)
BALANCES, November 30, 2021	32,787,446	$3,279	$10,860,040	$(10,528,328)	$334,991

BALANCES, August 31, 2022	44,854,737	$4,485	$14,824,082	$(12,973,694)	$1,854,873)
Net loss	—	—	—	(1,437,819)	(1,437,819)

BALANCES, November 30, 2022	44,854,737	$4,485	$14,824,082	$(14,411,513)	$417,054

Six Month

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES, May 31, 2021	25,302,122	$2,530	$8,440,302	$(9,098,257)	$(655,425)
Stock issued for common stock payable	400,000	40	99,960	—	100,000
Stock issued for services
Stock issued for investments	547,065	55	228,766	—	228,821
Net loss	—	—	—	(1,430,071)	(1,430,071)
BALANCES, November 30, 2021	32,787,446	$3,279	$10,860,040	$(10,528,328)	$334,991

BALANCES, May 31, 2022	44,854,737	$3,357	$12,690,871	$(11,974,041)	$720,187

Share issued for advances from related parties	9,740,543	974	1,820,508	—	1,821,482
Shares issued for accounts payable – long term	1,069,519	107	199,893	—	200,000
Shares issued for common stock payable	470,239	47	112,810	—	112,857
Net loss	—	—	—	(2,437,472)	(2,437,472)
BALANCES, November 30, 2022	44,854,737	$4,485	$14,824,082	$(14,411,513)	$417,054

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MJ HARVEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the six months ended November 30, 2022 and 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,437,472)	(1,430,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,576	10,020
Share based compensation	—	347,606
Amortization of note payable discount	1,319,047	550,000
Compensation paid with payable to related parties	140,000	140,000
Fair value of put option	78,294	—
Changes in operating assets and liabilities:
Accounts receivable	—	(15,700)
Prepaids and other current assets	(28,146)	—
Inventories	(763,143)	(334)
Accounts payable and other current liabilities	54,957	73,879
Payables to related parties - current	651,552	71,814
Payables to related parties – long term	66,300	—
NET CASH USED IN OPERATING ACTIVITIES	(903,035)	(252,786)

CASH FLOW FROM INVESTING ACTIVITES
Acquisition of investment in equity securities	(10,000)	—
Acquisition of equipment	(24,714)	—
NET CASH USED IN INVESTING ACTIVITIES	(34,714)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Diagonal convertible notes payable	103,750	—
Proceeds from SMC convertible notes payable	1,025,000	—
Proceeds from advances from related parties	—	153,500
Payments on advances from related parties	(15,000)	—
Principal payments on Satellites note payable	(166,667)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	947,083	153,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,334	(99,286
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,887	123,319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,221	$24,033

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Shares issue for investment in equity securities		2,091,666
Share issued for advances from related parties	1,821,482	—
Shares issued for accounts payable – long term	200,000	—
Shares issued for common stock payable	112,857	100,000
Right to use asset acquired with lease liability	3,505,897	—
License agreement acquired with Satellite note payable	632,066	—
Equipment acquired with Satellite note payable	270,886	—

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

In the year ended May 31, 2022, the Company began operations in Colorado under a wholly-owned Colorado corporation, Country Cannabis, Inc. (“CCCO”). CCCO is in the process of acquiring cannabis licenses for the manufacture and distribution of products containing THC and/or THC derivatives. Pending transfer of the licenses, the Company is operating the Colorado facility pursuant to a license agreement with the current owner of the facility.

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

The Company’s fiscal year end is May 31. Our unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the interim financial statements have been included. Operating results for the three and six-month periods ended November 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2023.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended May 31, 2022, in the Form 10-K as filed with the Securities and Exchange Commission.

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries Agro, G4, Agro Canada, and CCCO/CCCA. All subsidiaries were wholly owned in the periods presented. All intercompany transactions have been eliminated.

Going Concern

The Company has an accumulated deficit as of November 30, 2022 of $14,411,513 and negative working capital of $3,979,419. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company generates revenue based on sales of products and revenue is recognized when the Company satisfies its performance obligation by shipping products to our customers. Our products consist of wholesale cannabis products, and agricultural tools and implements, soils, and soil additives used primarily in growing and harvesting hemp and marijuana. Shipments terms are FOB origination, and revenue is recognized when the product is delivered to the shipper by our fulfillment centers or, in the case of drop shipments of distributed products, when the products are shipped from the manufacturer. At the time the products are delivered to the shipper, no other performance obligations remain. Revenue is recognized in an amount that reflects the consideration that is received in exchange for the products shipped.

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

Net Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. For the six months ended November 30, 2022 and 2021, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	2022	2021
Stock purchase warrants	3,000,000	3,000,000
Convertible notes	23,873,342	—
	26,873,342	3,000,000

Share-Based Payments

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the common stock issued and recognized when the board of directors authorizes the issuance.

NOTE 2 – EQUIPMENT

Equipment consisted of the following at November 30, 2022 and May 31, 2022:

	November 30,	May 31,
	2022	2022
Equipment - production molds	$49,823	$25,109
Manufacturing equipment	301,723	30,837
Less: Accumulated amortization	(27,386)	(19,310)
Net Equipment	$324,160	$36,636

Depreciation expense for the three and six months ended November 30, 2022 and 2021 was $4,038 (2021: $1,260) and $8,076 (2021: $2,520), respectively.

During the six month period ended November 30, 2022, the Company acquired manufacturing equipment with a value of $270,886 for its California operations. The acquisition was acquired with a note payable with Satellite Dip, LLC. (“Satellite”). See Note 4. At November 30, 2022, the equipment has not yet been placed in service and no depreciation has been recognized for the equipment.

NOTE 3 - INTANGIBLE ASSETS

The Company’s intangible assets consist of both finite and indefinite lived assets. At November 30, 2022 and May 31, 2022, intangibles assets are:

	November 30,	May 31,
Intangibles	2022	2022
Finite lived intangibles
Patents	$250,000	$250,000
Less: impairment of patents	(100,000)	(100,000)
	150,000	150,000
Less: accumulated amortization	(46,666)	(39,166)
Patents, net	103,334	110,834
Total finite lived intangibles	103,334	110,834

Indefinite lived intangibles
Domain names	6,000	6,000
Total intangibles	$109,334	$116,834

Amortization expense for both the three and six months ended November 30, 2022 and 2021 was $3,750 and $7,500, respectively. The patents are amortized over their useful lives of ten years. Amortization of intangibles is expected to be $15,000 for each of the next five years.

On May 28, 2021, the Company acquired the domain name, MJHI.com for $6,000. The new domain name matches the Company’s stock symbol and is likely to be easier for customers and other stakeholders to remember. The domain name is an indefinite lived intangible asset and will not be amortized.

See Note 10 regarding acquisition of cannabis licenses during the six months ending November 30, 2022.

NOTE 4 – INVESTMENTS

At November 30, 2022 and May 31, 2022, investments are:

	November 30	May 31,
Investments	2022	2022
PPK Investment Group, Inc.	$2,791,666	$2,791,666
Satellite Dip, LLC	10,000	—
WDSY, LLC	200,000	200,000
BLIP Holdings, LLC	100,000	100,000
Total investments	$3,101,666	$3,091,666

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

The PPK Agreement includes a put option allowing PPK to put shares of the Company’s common stock received as part of the Company’s investment in PPK, back to the Company at $0.25 per share. The put option protects PPK against a drop in the market price of the Company’s common stock below a $0.25 per share. The put option may be exercised after six months from the date of each investment. No more than 5% of the total shares held by PPK can be put back to the Company in any calendar quarter. Prior to the three month period ended November 30, 2022, the trading price of the Company’s stock was above the $0.25 put price thus no value was assigned to the option. At November 30, 2022, the trading price was $0.041 per share and the put option had value of $78,294. The amount was recognized as a fair value of put option expense in the condensed consolidated statement of operations and a corresponding liability on the condensed consolidated balance sheet. The put option continues so long a PPK holds shares of MJHI that it received as part of MJHI’s investment in PPK.

The PPK Agreement gives the Company the right to increase its investment up to a 100% ownership interest in PPK, provided such increased ownership is in compliance with Oklahoma State cannabis licensing requirements. Terms of purchase for increased ownership of PPK will be similar to those as the initial acquisition with a combination of cash and shares of the Company’s common stock.

The Company, pursuant to the PPK Agreement, is also obligated to pay an earnout to PPK as follows:

●	The Company is required to pay additional consideration to PPK for an earnout in the event the PPK business valuation at the end of a pre-determined look back period is greater than $10,000,000. For purposes of the earnout, the valuation will be based on three times earnings before interest, taxes, depreciation, and amortization (EBITDA). If EBITDA exceeds $3,333,333 in the twelve months immediately preceding the look back date of March 31, 2023, additional consideration will be owed to PPK under the earnout in an amount sufficient to equal the earnout valuation less $10,000,000 times the percentage of PPK then owned by the Company. Such additional consideration will be paid 62% in cash and 38% in shares of the Company’s common stock. No liability has been accrued for this potential obligation as the Company has assessed the probability of an obligation being incurred to be remote as of November 30, 2022.

●	The Company also entered into an employment agreement with Ralph Clinton Pyatt III (“Clinton Pyatt”), President of PPK, to continue his role as Chief Executive Officer and President of PPK business for a three-year term effective May 22, 2021.

The Company also has an option to acquire the real estate that PPK uses in its operations. The real estate is currently under lease to PPK by an affiliated company owned by Clinton Pyatt, the President of PPK.

At November 30, 2022 and May 31, 2022, the Company has a payable due to PPK of $460,313 and $230,524, respectively. The balance is included in payable to related parties on the condensed consolidated balance sheets.

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

Additional shares may be due to WDSY and BLIP based on lookback valuations of both companies. The lookback valuations will be based on trailing twelve months sales for WDSY and trailing three-month sales for BLIP on the second anniversary of each agreement, or sooner if the agreements are terminated before the second anniversaries. At November 30, 2022, management has assessed the probability of a potential liability due under the lookback valuation provisions of WDSY and BLIP to be low and no stock payable was due. No liability has been accrued for this potential obligation as the Company has assessed the probability of an obligation being incurred to be remote as of November 30, 2022. Brand royalties are due by the Company for sales of WDSY. See Note 8.

Satellites Dip, LLC

On June 7, 2022, the Company purchased 1% membership units of Satellites Dip, LLC (“Satellites”) for $10,000. The Company has a note payable to Satellites for the purchase of a license and equipment. See Note 5.

The Company evaluated its investment as of November 30, 2022 and identified no indicators of possible impairment on their carrying values.

NOTE 5 – NOTES PAYABLE

SMC Convertible Note Payable

On May 11, 2022, the Company entered into an agreement with SMC Cathedral City Holdings, LLC, a Delaware limited liability company (“SMC-CCH”) for the sale of Secured Convertible Promissory Note (the “Note”). Steve MacDonald, president of SMC-CCH, is a shareholder and related party of the Company. The Note provides for an original issue discount of 35%, bears interest at the rate of 12%, and is due at maturity which is twelve months from the issue date of the Note or May 10, 2023. The Note is secured by all assets of the Company.

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

During the year ended May 31, 2022, the Company received a portion of the proceeds with a principal balance of $1,963,439 and original interest discount of $692,439 for net proceeds of $1,271,000. On the date of receipt of the proceeds, the trading price of the Company’s common stock exceeded the conversion price of the Note and the Company recognized a beneficial conversion feature of $1,498,757 as additional paid in capital. Of this amount, $1,271,000 was additional discount on the note payable and $227,566 was recognized as financing costs in the year ended May 31, 2022.

During the six months ended November 30, 2022, the Company borrowed additional funds under the note that had a principal balance of $1,963,439 and original interest discount of $558,419 for net proceeds of $1,025,000.

At November 30, 2022, the outstanding principal balance is $3,546,858 and unamortized discount is $1,123,607 for a net balance of $2,423,251. During the three and six months ended November 30, 2022, the Company recognized $95,448 and $166,390 respectively in interest expense on the note and recognized $756,072 and $1,290,666, respectively, for the amortization of the note discount. At November 30, 2022 and May 31, 2022, the accrued interest payable balance on the note is $179,300 and $12,910, respectively, which is included in payables – related parties on the condensed consolidated balance sheet.

At May 31, 2022, the Company has a balance owing to Steve MacDonald $50,000 for advances was included in payables to related parties – long term on the condensed consolidated balance sheets. The balance was satisfied with shares of the Company’s common stock during the six months ended November 30, 2022. See Note 7. At November 30, 2022, the Company has a balance owing to a company controlled by Mr. MacDonald of $291,668 for unpaid rent. This amount is included in payables to related parties on the condensed consolidated balance sheets.

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

Satellites Note Payable

On July 13, 2022, the Company entered into an unsecured promissory note with Satellites that had a stated principal balance of $1,000,000 in exchange for the Company acquiring a license agreement and equipment from Satellites. See Note 10. The note is non-interest bearing and has a term of 24 months. Monthly payments of $41,657 are due starting August 1, 2022. Because the note is non-interest bearing, the Company recorded a discount on the note of $97,048 using a discount rate of 10%. The discount is being amortized over the term of the note. Amortization of the discount was $20,857 and $28,382, respectively, during the three and six month periods ended November 30, 2022.

NOTE 6 – RELATED PARTY TRANSACTIONS

In addition to related party transactions described in Notes 4 and 5, the Company had the following related party activity:

Payables to Related Parties:

During three and six month period ended November 30, 2022, the Company recognized expense of $23,709 (2021: $23,709) and $65,000 (2021: $65,000), respectively, for services performed by a company owned by the former chief financial officer (CFO). At May 31, 2022, the Company had a balance due to the company of $197,683. During the six month period ended November 30, 2022, the Company paid $150,000 in the form of shares of its common stock to reduce the amount of the accounts payable due to the CFO, See Note 7. During the six month period ended November 30, 2022, the remaining amount due was converted to a note payable. The note bears interest at 5% and matures on July 31, 2024. The balance of the note payable at November 30, 2022 is $66,300 and is included in payable to related party – long term on the condensed consolidated balance sheet.

At November 30, 2022, the Company has a $117,000 note payable to the president of the Company for accrued compensation. The note bears interest at 6% and was due on January 1, 2023. The amount is included in payable to related party on the condensed consolidated balance sheets. During the three and six month periods ended November 30, 2022 and 2021, the Company recognized officer compensation expense of $70,000 (2021: $70,000) and $140,000 (2021: $140,000), respectively.

At November 30, 2022, the Company has a balance due to Cannabis Sativa, Inc., with whom the Company plans to merge, of $19,388 (see Note 10). The amount is included in payable to related party on the condensed consolidated balance sheets. The money was advanced from Cannabis Sativa, Inc. to cover operating expenses.

Advances from Related Parties:

At May 31, 2022, the Company had advances from, and costs of services provided by, related parties totaling $1,821,482. These amounts were classified as long-term liabilities and were settled with shares of the Company’s common stock in July 2022. See Note 7.

During the six month period ended November 30, 2021, the Company had the following activity in its related party advances balance:

	Related Party Advances at	Additions During the Six Months Ended November 30, 2021		Related Party Advances at
	May 31, 2021	Advances	Services	November 30, 2021
Related Parties
Patrick Bilton, CEO and Director
Cash Advances	$928,414	$151,500	$—	$1,079,914
Payable for services	280,000	—	140,000	420,000.0
David Tobias, Director	80,553	2,000	—	82,553.0
Jerry Cornwell, Director	29,015	—	—	29,015
Total for related parties	$1,317,982	$153,500	$140,000	$1,611,482

 NOTE 7 – SHARE CAPITAL

In the six month period ended November 30, 2022, shares were issued for stock payable, conversion of advances from related parties and conversion of accounts payable in the amounts set forth in the following table.

		Value of Shares Issued for:
Six Months Ended November 30, 2022	Total Shares Issued	Stock Payable	Conversion of Advances	Conversion of Accounts Payable	Total Value
Related Parties
David Tobias, Director	477,779	$10,000	$81,553	$—	$91,553
Jerry Cornwell, Director	155,158	—	29,015	—	29,015
Patrick Bilton, CEO	9,149,272	—	1,710,914	—	1,710,914
Brad Herr, CFO	864,638	15,000	—	150,000	165,000
Jason Roth, Director	41,667	10,000	—	—	10,000
Rich Turasky, Director	41,667	10,000	—	—	10,000
Randy Lanier, Director	220,238	52,857	—	—	52,857
Total for related parties	10,950,419	97,857	1,821,482	150,000	2,069,339
Unrelated Parties	329,882	15,000	—	50,000	65,000
Aggregate Totals November 30, 2022	11,280,301	$112,857	$1,821,482	$200,000	$2,134,339

Prior to the six months ended November 30, 2022, the Company paid its directors and certain consultants in shares of the Company’s common stock for payment of services rendered. Effective June 1, 2022, the Company determined that it would no longer pay in shares of the Company’s common stock in anticipation of its potential merger with Cannabis Sativa, Inc. (see Note 10).

In the six-month period ended November 30, 2021, shares were issued for services and investment in the amounts set forth in the following table.

		Value of Shares Issued for:
Six Months Ended November 30, 2021	Total Shares Issued	Stock Payable	Services	Investments	Total Value
Related Parties
David Tobias, Director	29,377	$––	$10,000	$—	$10,000
Jerry Cornwell, Director	29,377	—	10,000	—	10,000
Brad Herr, CFO	44,066	—	15,000	—	15,000
Randy Lanier, Director	25,179	—	8,571	—	8,571
Total for related parties	127,999	—	43,571	—	43,571
Unrelated Parties	7,357,325	100,000	185,250	2,091,666	2,376,916
Aggregate Totals November 30, 2021	7,485,324	$100,000	$228,821	$2,091,666	$2,420,487

 NOTE 8 – REVENUE

The Company product revenue is generated though sales of Wholesale Cannabis Products and sales of its Debudder products which are produced by third parties and distributed by the Company.

The following table shows revenue for the three and six-month periods ended November 30, 2022 and 2021:

	Three months ended November 30,	Six months ended November 30,
Wholesale Cannabis Product Revenue	2022	2022
Colorado	$47,593	$86,245
California	76,753	82,020
	124,346	168,265

Debudder Revenue	141	901

Total	$124,487	$169,166

There was no revenue from Wholesale Cannabis Products for during the same time periods in 2021. All revenue for the same periods in 2021 was from Debudder sales. All sales were domestic in the three and six month periods ended November 30, 2022. All Debudder sales were domestic except for $23,760 and $23,852 in the three and six month periods ended November 30, 2021.

For Wholesale Cannabis Products, we have Brand agreements that requires the Company to pay brand royalties on sales of that brand. For the three- and six-month periods ended November 30, 2022, total brand royalties due were $4,983.

During the six month period ended November 30, 2022, sales of the Debudder product line were substantially reduced due to the focus of the Company turning to getting the Colorado and California Cannabis facilities up and running. Once these operations are fully up and running the company plans to resume advertising and sales of the product line.

During the three and six month periods ended November 30, 2022, all debudder revenue were from the same customer. During the three and six month periods ended November 30, 2021, 98% and 97%, respectively, of debudder revenue was from four separate customers.

NOTE 9 – INVENTORY

Inventory consists of the following:
	November 30, 2022	May 31, 2022
Debudder products	$24,717	$24,794
Raw material - biomass	176,082	21,868
Raw material - distillate	101,189	76,916
Finished goods	658,214	73,481
Total	$960,202	$197,059

At November 30, 2022 and May 31, 2022, raw material – biomass is on consignment from a third-party company with which the Company has a license agreement. Under the agreement, the Company obtains the third party from which it produces the cannabis products. The third party sells the product and reimburses the Company for manufacturing costs. The third party pays the Company 85% of net profits after reimbursement. The Company absorbs all losses from sale of the products. To date, the Company has not earned net profits under this arrangement.

 NOTE 10 – ACQUISITIONS AND PROPOSED MERGER

Acquisition of License Agreements and Equipment

On July 18, 2022, the Company acquired manufacturing equipment and two cannabis licenses for a cannabis manufacturing and distribution business located in Cathedral City, California. The Company paid $1,000,000 for the acquisition by issuance of an unsecured non-interest bearing note with Satellites payable in 24 monthly installments. The Company is currently operating the California facility under a management services agreement pending transfer of the licenses into the Company’s name. The purchase price was $902,952 which consisted of a note payable with a $1,000,000 principal balance discounted $97,048. The purchase price was allocated to the equipment for $270,886 and the licenses for $632,066 based on their relative fair value. Once payments have been made to reach 35% of the amount due, the Company can file with the CA DCC to start the process of transferring the license.

Merger with Cannabis Sativa, Inc.

On August 8, 2022, the Company entered into an Agreement of Merger and Plan of Reorganization dated August 8, 2022 with Cannabis Sativa, Inc. (“CBDS”), to be effective on the first business day following approval of the merger by the shareholders of the Company and CBDS. The merger agreement provides for the merger of the Company with and into CBDS, with CBDS as the surviving entity. Under the agreement, the Company’s shareholders will receive 2.7 shares of CBDS common stock for each one share of the Company’s common stock held immediately prior to the merger. Following the merger, the shareholders of the Company will hold approximately 72% of the total outstanding shares of common stock of the surviving company, and the shareholders of CBDS will hold approximately 28% of the total outstanding common shares of the surviving company.

 NOTE 11 – LEASES

Colorado Lease: On January 1, 2022, the Company signed a lease for its office and facilities located in Denver, Colorado for a five year term. Monthly lease payments start at $6,000 and escalate to $7,293 in year five. Upon signing the lease, the Company recognized a lease liability and a right of use asset of $308,127 based on the two-year payment stream discounted using an estimated incremental borrowing rate of 10.0%. At November 30, 2022, the remaining lease term is 4.08 years. As of November 30, 2022, total future lease payments are as follows:

For the year ended May 31,
Remaining 2023	$37,500
2024	77,175
2025	81,033
2026	85,085
2027	51,051
Total	331,844
Less imputed interest	(59,766)
Net lease liability	272,078
Current portion	(51,001)
Long-term portion	$221,077

For the three and six months ended November 30, 2022, rent expense of $19,715 and $39,430, respectively was recognized for this lease.

California Lease: On July 14, 2022, the Company signed a lease for its office and facilities located in Cathedral City, California for a five year term. Monthly lease payments are $72,917. Upon signing the lease, the Company recognized a lease liability and a right of use asset of $3,505,897 based on the five-year payment stream discounted using an estimated incremental borrowing rate of 10.0%. At November 30, 2022, the remaining lease term is 4.5 years. As of November 30, 2022, total future lease payments are as follows:

Remaining 2023	$437,502
2024	875,004
2025	875,004
2026	875,004
2027 and thereafter	1,020,838
Total	4,083,352
Less imputed interest	(756,919)
Net lease liability	3,326,433
Current portion	(575,558)
Long-term portion	$2,750,875

For the three and six months ended November 30, 2022, $218,751 and $291,668, respectively was recognized as rent expense for this lease. The lessor of the property is SMC Cathedral City Holdings, LLC, a company with which the Company has a convertible note payable due (See Note 5). This lease has not been paid to date as required by the lease agreement and the balance owed of $291,668 is included in payables to related party on the condensed consolidated balance sheet.

 NOTE 12 – COMMITMENTS AND CONTINGENCIES

See Notes 4 and 11 for commitments related to royalties, earn-out provisions, and leases.

The Company and PPK are plaintiffs in lawsuit against Country Cannabis, LLC of Yale, Oklahoma for trademark infringement for the use of the name “Country Cannabis”. The lawsuit was filed with the Payne County, Oklahoma Courts on February 7, 2022. The Company has motioned the Court for summary judgment in this matter and for legal fees. The motion for summary judgement is currently pending before the Court. As of November 30, 2022, management believes it will be successful in the matter however is unable to estimate amounts, if any, they could receive in the final judgment.