Form 10-Q
period 2023-02-28
MJ Harvest, Inc.
filed 2023-04-26
CIK 1789330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2023
or
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

☐ Yes ☒ No

The number of shares of the issuer’s Common Stock outstanding as of April 19, 2023, is 45,534,860.

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

Results of Operations

Three Months Ended February 28, 2023 compared with the Three Months Ended February 28, 2022

The narrative comparison of results of operations for the three-month periods ended February 28, 2023 and 2022 is based on the following table.

	February 28, 2023	February 28, 2022
REVENUE	$382,240	$24,343
COST OF REVENUE	346,923	14,405
Cost of revenue as a % of total revenue	91%	59%
Gross Profit	35,317	9,938
Gross profit as a % of revenue	9%	41%
OPERATING EXPENSES
Officer and director compensation	70,000	203,785
General and administrative	425,915	48,771
Professional fees and contract services	101,427	22,445
Advertising and promotion	1,214	28,088
Total operating expenses	598,556	303,089
Loss from operations	(563,239)	(293,151)
Other income (expense)	(951,420)	(34,134)
NET LOSS	$(1,514,659)	$(327,285)

Revenues in the quarter ended February 28, 2023 increased when compared to the same period in 2022. The increase is largely attributable to an intensified effort to bring our Colorado and California facilities online. In the quarter ended February 28, 2023, the Company generated $381,662 in sales of cannabis products.

Cost of revenues also increased in the quarter ended February 28, 2023 when compared with the same period in 2022. The increase is attributable to the costs incurred in our Colorado and California operations. In the three months ended February 28, 2023, we incurred operating costs associated with setting up and documenting our manufacturing processes and producing test batches of products to verify our systems were generating expected results at our Colorado and California facilities. During this phase, we did not produce significant quantities of product for resale. The production expenses of the test batches were, however, recorded as manufacturing costs. We expect margins to improve on our cannabis product lines in the coming periods as our manufacturing processes are standardized and our need to run test batches and adjust processes decreases.

Our General and Administrative costs (“G&A”) increased in the quarter ended February 28, 2023, compared with the same period in 2022. The increase in G&A costs were primarily due to our decision to further develop our cannabis business through acquisition of the Colorado and California facilities and the related costs of setting up geographically disbursed manufacturing operations, in particular rent expense. Our advertising and promotion costs decreased significantly when compared to the same reporting period in the previous year.

Other income (expense) increased period over period due to interest expense on additional borrowings and amortization of discount associated with new notes payable.

Net loss increased in the three-month reporting period ending February 28, 2023 compared with the same period in 2022. The increase in the net loss is attributable to the factors identified above.

Nine Months Ended February 28, 2023 compared with the Nine Months Ended February 28, 2022

The narrative comparison of results of operations for the nine-month periods ended February 28, 2023 and 2022, is based on the following table.

	February 28, 2023	February 28, 2022
REVENUE	$560,754	$147,395
COST OF REVENUE	465,274	50,774
Cost of revenue as a % of total revenue	83%	34%
Gross Profit	95,480	96,621
Gross profit as a % of revenue	17%	66%
OPERATING EXPENSES
Officer and director compensation	240,000	542,570
General and administrative	1,035,829	113,644
Professional fees and contract services	259,957	176,710
Advertising and promotion	(4,795)	375,461
Total operating expenses	1,530,991	1,208,385
Loss from operations	(1,435,511)	(1,111,764)
Other income (expense)	(2,516,620)	(645,592)
NET LOSS	$(3,952,131)	$(1,757,356)

Revenues in the nine-month period ended February 28, 2023 increased when compared to the same period in 2022. The increase is largely attributable to an intensified effort to bring our Colorado and California facilities online. In the nine-month period ended February 28, 2023, the Company generated $549,928 in sales of cannabis products.

Cost of revenues increased in the nine-month period ended February 28, 2023 when compared with the same period in 2022. The increase is attributable to the costs incurred in our Colorado and California operations. In the nine-month period ended February 28, 2023, we incurred operating costs associated with setting up and documenting our manufacturing processes and producing test batches of products to verify our systems were generating expected results at our Colorado and California facilities. During this phase, we did not produce significant quantities of product for resale. The production expenses of the test batches were, however, recorded as manufacturing costs. We expect margins to improve on our cannabis product lines in the coming periods as our manufacturing processes are standardized and our need to run test batches and adjust processes decreases.

Our General and Administrative costs (“G&A”) increased in the nine-month period ended February 28, 2023, compared with the same period in 2022. The increase in G&A costs were primarily due to our decision to further develop our cannabis business through acquisition of the Colorado and California facilities and the related costs of setting up geographically disbursed manufacturing operations, in particular rent expense. Our advertising and promotion costs decreased significantly when compared to the same reporting period in the previous year.

Other income (expense) increased period over period due to interest expense on additional borrowings and amortization of discount associated with new notes payable.

 Net loss increased in the nine-month reporting period ending February 28, 2023 compared with the same period in 2022. The increase in the net loss is attributable to the factors identified above.

Liquidity and Capital Resources

Cash flow used by operating activities for the nine month period ended February 28, 2023, was $1,112,973 compared with $329,212 in the same period in 2022. During the period, our total cash increased by $120,784 to $161,671. The increase in our cash position at February 28, 2023 is largely attributable to borrowings associated with starting up operations in Colorado and California. Cash to fund cash flow from operations was derived primarily from proceeds of notes payable.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred a net loss of $3,952,131 for the nine months ended February 28, 2023, bringing our accumulated deficit to $15,926,172 as of February 28, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt. It will be important for the Company to succeed in its efforts to raise capital in this manner to further its business plan in an aggressive manner. Raising additional capital may cause dilution to current shareholders. There are no assurances we can be successful in our efforts to raise working capital.

Off Balance Sheet Arrangements

None.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended February 28, 2023 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three-month period ending February 28, 2023.

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

MJ Harvest, Inc.

Date: April 20, 2023	By: /s/ Patrick Bilton
Patrick Bilton, CEO

MJ HARVEST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	February 28,	May 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$161,671	$40,887
Inventory	1,060,938	197,059
Prepaids and other current assets	114,558	20,225
Total current assets	1,337,167	258,171

Investments in equity securities, at cost	3,101,666	3,091,666
Equipment, net	320,122	36,636
Right to use asset	3,436,946	287,716
Cannabis licenses	632,066	—
Finite-lived intangible assets, net	99,584	110,834
Indefinite-lived intangible assets, net	6,000	6,000

Total Assets	$8,933,551	$3,791,023

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$520,113	$256,577
Accounts payable to related parties	481,807	265,207
Advances from related parties	206,388	—
Accrued interest payable	292,086	13,000
Accrued rent payable - related party	510,419	—
Lease liability - current portion	643,299	46,761
Put option liablility	82,415	—
Satellite note payable, net of discount	454,673	—
Diagonal convertible note payable	103,750	—
Convertible note payable - related party	3,674,263	107,586
Total current liabilities	6,969,213	689,131

LONG-TERM LIABILITIES:
Common stock payable	—	112,857
Accounts payable - long term	54,117	200,000
Lease liability - long term	2,804,601	247,366
Satellite note payable, net of discount - long term	203,225	—
Advances from related parties	—	1,821,482
Total long-term liabilities	3,061,943	2,381,705

Total Liabilities	10,031,156	3,070,836

COMMITMENT AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 44,854,737 and 33,574,436 shares issued and outstanding, respectively	4,485	3,357
Additional paid-in capital	14,824,082	12,690,871
Accumulated deficit	(15,926,172)	(11,974,041)
Total stockholders' equity (deficit)	(1,097,605)	720,187

Total Liabilities and Stockholders' Equity (Deficit)	$8,933,551	$3,791,023

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MJ HARVEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2023	2022	2023	2022

REVENUE	$382,240	$24,343	$560,754	$147,395

COST OF REVENUE	346,923	14,405	465,274	50,774

Gross profit	35,317	9,938	95,480	96,621

OPERATING EXPENSES:
Officer and director compensation	70,000	203,785	240,000	542,570
General and administrative	425,915	48,771	1,035,829	113,644
Professional fees	101,427	22,445	259,957	176,710
Advertising and promotion	1,214	28,088	(4,795)	375,461

Total Operating Expenses	598,556	303,089	1,530,991	1,208,385

NET LOSS FROM OPERATIONS	(563,239)	(293,151)	(1,435,511)	(1,111,764)

NON-OPERATING EXPENSES
Fair value of put option	4,121	—	82,415	—
Interest and financing expense	947,299	34,134	2,434,205	645,592

Total non-operating expenses	951,420	34,134	2,516,620	645,592

NET LOSS	$(1,514,659)	$(327,285)	$(3,952,131)	$(1,757,356)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.03)	$(0.01)	$(0.09)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic & Diluted	44,854,737	33,063,494	43,863,062	30,454,015

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MJ HARVEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2023 AND 2022

Three Month	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
BALANCES, November 30, 2021	32,787,446	$3,279	$10,860,040	$(10,528,328)	$334,991
Shares issued for services	26,200	3	10,507	—	10,510
Shares issued for common stock payable	255,296	25	118,760	—	118,785
Net loss	—	—	—	(327,285)	(327,285)

BALANCES, February 28, 2022	33,068,942	$3,307	$10,989,307	$(10,855,613)	$137,001

BALANCES, November 30, 2022	44,854,737	$4,485	$14,824,082	$(14,411,513)	$417,054
Net loss	—	—	—	(1,514,659)	(1,514,659)

BALANCES, February 28, 2023	44,854,737	$4,485	$14,824,082	$(15,926,172)	$(1,097,605)

Nine Month
BALANCES, May 31, 2021	25,302,122	$2,530	$8,440,302	$(9,098,257)	$(655,425)
Shares issued for common stock payable	400,000	40	99,960	—	100,000
Shares issued for services	828,571	83	358,033	—	358,116
Stock issued for investments	6,538,259	654	2,091,012	—	2,091,666
Net loss	—	—	—	(1,757,356)	(1,757,356)
BALANCES, February 28, 2022	33,068,942	$3,307	$10,989,307	$(10,855,613)	$137,001

BALANCES, May 31, 2022	33,574,436	$3,357	$12,690,871	$(11,974,041)	$720,187
Shares issued for advances from related parties	9,740,543	974	1,820,508	—	1,821,482
Shares issued for accounts payable - long term	1,069,519	107	199,893	—	200,000
Shares issued for common stock payable	470,239	47	112,810	—	112,857
Net loss	—	—	—	(3,952,131)	(3,952,131)

BALANCES, February 28, 2023	44,854,737	$4,485	$14,824,082	$(15,926,172)	$(1,097,605)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MJ HARVEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
	February 28,	February 28,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,952,131)	$(1,757,356)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	23,364	15,030
Share based compensation	—	358,116
Advances to related party for services	210,000	210,000
Common stock payable for compensation	—	102,857
Amortization of note payable discount	2,153,290	550,000
Fair value of put option	82,415	—
Changes in operating assets and liabilities:
Accounts receivable	—	(13,232)
Vendor deposits	—	(10,000)
Inventory	(863,879)	(63,240)
Prepaids and other current assets	(94,333)	—
Accounts payable and accrued expenses	233,396	92,014
Accrued interest payable	279,086	—
Accrued rent payable - related party	510,419	—
Payables to related parties - current	251,283	—
Payables to related parties - long term	54,117	186,599
NET CASH USED IN OPERATING ACTIVITIES	(1,112,973)	(329,212)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of investment in equity securities	(10,000)	—
Acquisition of equipment	(24,714)	—
NET CASH USED IN INVESTING ACTIVITIES	(34,714)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Diagonal convertible notes payable	103,750	—
Proceeds from SMC convertible notes payable - related party	1,460,000	—
Proceeds from advances by related parties	44,388	213,500
Payments on advances from related parties	(48,000)	—
Principal payments on Satellite note payable	(291,667)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,268,471	213,500
NET CHANGE IN CASH AND CASH EQUIVALENTS	120,784	(115,712)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,887	123,319
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$161,671	$7,607
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Shares issued for common stock payable	$112,857	$100,000
Shares issued for investments	—	2,091,666
Shares issued for advances from related parties	1,821,482	—
Shares issued for accounts payable - long term	200,000	—
Right to use asset acquired with lease liability	3,505,897	—
License agreement acquired with Satellite note payable	632,066	—
Equipment acquired with Satellite note payable	270,886	—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

MJ Harvest, Inc. (the “Company”), develops, acquires, and distributes agricultural and horticultural tools and implements for sale primarily to growers and operators in the hemp and cannabis retail industry. The Company owns 100% of G4 Products LLC, (“G4”) which owns intellectual property for a patented manual Debudder product line marketed under the Original 420 Brand as the Debudder Bucket Lid and Edge (“Debudder”). The Company also owns 100% of AgroExports LLC (“Agro”) which serves as the domestic and international distribution arm for sales of agricultural and horticultural tools and implements. The Company operates a sales portal website, www.procannagro.com, for online sales o

f its products.

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

Basis of Presentation and Consolidation

The Company’s fiscal year end is May 31. Our unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the interim financial statements have been included. Operating results for the three and nine-month periods ended February 28, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2023.

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

Going Concern

The Company has an accumulated deficit as of February 28, 2023 of $15,926,172 and negative working capital of $5,632,046. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. For the nine months ended February 28, 2023 and 2022, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	2023	2022
Stock purchase warrants	3,000,000	3,000,000
Convertible notes	27,233,279	—
	30,233,279	3,000,000

Share-Based Payments

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the common stock issued and recognized when the board of directors authorizes the issuance.

NOTE 2 – EQUIPMENT

Equipment consisted of the following at February 28, 2023 and May 31, 2022:

	February 28	May 31,
	2023	2022
Equipment - production molds	$49,823	$25,109
Manufacturing equipment	301,723	30,837
Less: Accumulated amortization	(31,424)	(19,310)
Net Equipment	$320,122	$36,636

Depreciation expense for the three and nine months ended February 28, 2023 and 2022 was $4,038 (2022: $1,260) and $12,114 (2022: $3,780), respectively.

During the nine month period ended February 28, 2023, the Company acquired manufacturing equipment with a value of $270,886 for its California operations. The acquisition was acquired with a note payable with Satellite Dip, LLC. (“Satellite”). See Note 4. At February 28, 2023, the equipment has not yet been placed in service and no depreciation has been recognized for the equipment.

NOTE 3 - INTANGIBLE ASSETS

The Company’s intangible assets consist of both finite and indefinite lived assets. At February 28, 2023 and May 31, 2022, intangibles assets are:

	February 28	May 31,
Intangibles	2023	2022
Finite lived intangibles
Patents	$250,000	$250,000
Less: impairment of patents	(100,000)	(100,000)
	150,000	150,000
Less: accumulated amortization	(50,416)	(39,166)
Patents, net	99,584	110,834
Total finite lived intangibles	99,584	110,834

Indefinite lived intangibles
Domain names	6,000	6,000
Total intangibles	$105,584	$116,834

Amortization expense for both the three and nine months ended February 28, 2023 and 2022 was $3,750 and $11,250, respectively. The patents are amortized over their useful lives of ten years. Amortization of intangibles is expected to be $15,000 for each of the next five years.

On May 28, 2021, the Company acquired the domain name, MJHI.com for $6,000. The new domain name matches the Company’s stock symbol and is likely to be easier for customers and other stakeholders to remember. The domain name is an indefinite lived intangible asset and will not be amortized.

See Note 10 regarding acquisition of cannabis licenses during the nine months ending February 28, 2023.

NOTE 4 – INVESTMENTS

At February 28, 2023 and May 31, 2022, investments are:

	February 28	May 31,
Investments	2023	2022
PPK Investment Group, Inc.	$2,791,666	$2,791,666
Satellite Dip, LLC	10,000	—
WDSY, LLC	200,000	200,000
BLIP Holdings, LLC	100,000	100,000
Total investments	$3,101,666	$3,091,666

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

The PPK Agreement includes a put option allowing PPK to put shares of the Company’s common stock received as part of the Company’s investment in PPK, back to the Company at $0.25 per share. The put option protects PPK against a drop in the market price of the Company’s common stock below a $0.25 per share. The put option may be exercised after nine months from the date of each investment. No more than 5% of the total shares held by PPK can be put back to the Company in any calendar quarter. Prior to the nine month period ended February 28, 2023, the trading price of the Company’s stock was above the $0.25 put price thus no value was assigned to the option. At February 28, 2023, the trading price was $0.03 per share and the put option had value of $82,414. The amount was recognized as a fair value of put option expense in the condensed consolidated statement of operations and a corresponding liability on the condensed consolidated balance sheet. The put option continues so long a PPK holds shares of MJHI that it received as part of MJHI’s investment in PPK.

The PPK Agreement gives the Company the right to increase its investment up to a 100% ownership interest in PPK, provided such increased ownership is in compliance with Oklahoma State cannabis licensing requirements. Terms of purchase for increased ownership of PPK will be similar to those as the initial acquisition with a combination of cash and shares of the Company’s common stock.

The Company, pursuant to the PPK Agreement, is also obligated to pay an earnout to PPK as follows:

●	The Company is required to pay additional consideration to PPK for an earnout in the event the PPK business valuation at the end of a pre-determined look back period is greater than $10,000,000. For purposes of the earnout, the valuation will be based on three times earnings before interest, taxes, depreciation, and amortization (EBITDA). If EBITDA exceeds $3,333,333 in the twelve months immediately preceding the look back date of March 31, 2023, additional consideration will be owed to PPK under the earnout in an amount sufficient to equal the earnout valuation less $10,000,000 times the percentage of PPK then owned by the Company. Such additional consideration will be paid 62% in cash and 38% in shares of the Company’s common stock. No liability has been accrued for this potential obligation as the Company has assessed the probability of an obligation being incurred to be remote as of February 28, 2023.

●	The Company also entered into an employment agreement with Ralph Clinton Pyatt III (“Clinton Pyatt”), President of PPK, to continue his role as Chief Executive Officer and President of PPK business for a three-year term effective May 22, 2021.

The Company also has an option to acquire the real estate that PPK uses in its operations. The real estate is currently under lease to PPK by an affiliated company owned by Clinton Pyatt, the President of PPK.

At February 28, 2023 and May 31, 2022, the Company has a payable due to PPK of $481,807 and $230,524, respectively. The balance is included in payable to related parties on the condensed consolidated balance sheets.

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

Additional shares may be due to WDSY and BLIP based on lookback valuations of both companies. The lookback valuations will be based on trailing twelve months sales for WDSY and trailing three-month sales for BLIP on the second anniversary of each agreement, or sooner if the agreements are terminated before the second anniversaries. At February 28, 2023, management has assessed the probability of a potential liability due under the lookback valuation provisions of WDSY and BLIP to be low and no stock payable was due. No liability has been accrued for this potential obligation as the Company has assessed the probability of an obligation being incurred to be remote as of February 28, 2023. Brand royalties are due by the Company for sales of WDSY. See Note 8.

Satellites Dip, LLC

On June 7, 2022, the Company purchased 1% membership units of Satellites Dip, LLC (“Satellites”) for $10,000. The Company has a note payable to Satellites for the purchase of a license and equipment. See Note 5.

The Company evaluated its investment as of February 28, 2023 and identified no indicators of possible impairment on their carrying values.

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

During the nine months ended February 28, 2023, the Company borrowed additional funds under the note that had a principal balance of $2,255,406 and original interest discount of $795,406 for net proceeds of $1,460,000.

At February 28, 2023, the outstanding principal balance is $4,218,845 and unamortized discount is $544,582 for a net balance of $3,674,263. During the three and nine months ended February 28, 2023, the Company recognized $112,696 and $279,086 respectively in interest expense on the note and recognized $816,012 and $2,106,678 respectively, for the amortization of the note discount. At February 28, 2023 and May 31, 2022, the accrued interest payable balance on the note is $291,996 and $12,910, respectively, which is included in accrued interest payable on the condensed consolidated balance sheet.

At May 31, 2022, the Company has a balance owing to Steve MacDonald $50,000 for advances was included in payables to related parties – long term on the condensed consolidated balance sheets. The balance was satisfied with shares of the Company’s common stock during the nine months ended February 28, 2023. See Note 7. At February 28, 2023, the Company has a balance owing to a company controlled by Mr. MacDonald of $510,419 for unpaid rent. This amount is included in accrued rent payable – related party on the condensed consolidated balance sheets.

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

Satellites Note Payable

On July 13, 2022, the Company entered into an unsecured promissory note with Satellites that had a stated principal balance of $1,000,000 in exchange for the Company acquiring a license agreement and equipment from Satellites. See Note 10. The note is non-interest bearing and has a term of 24 months. Monthly payments of $41,657 are due starting August 1, 2022. Because the note is non-interest bearing, the Company recorded a discount on the note of $97,048 using a discount rate of 10%. The discount is being amortized over the term of the note. Amortization of the discount was $18,232 and $46,614, respectively, during the three and nine month periods ended February 28, 2023.

NOTE 6 – RELATED PARTY TRANSACTIONS

In addition to related party transactions described in Notes 4 and 5, the Company had the following related party activity:

Payables to Related Parties:

During three and nine month period ended February 28, 2023, the Company recognized expense of $23,709 (2022: $23,709) and $65,000 (2022: $65,000), respectively, for services performed by a company owned by the former chief financial officer (CFO). At May 31, 2022, the Company had a balance due to the former CFO’s company of $197,683. During the nine month period ended February 28, 2023, the Company paid $150,000 in the form of shares of its common stock to reduce the amount of the accounts payable due to the CFO, See Note 7. During the nine month period ended February 28, 2023, the remaining amount due was converted to a note payable. The note bears interest at 5% and matures on July 31, 2024. The balance of the note payable at February 28, 2023 is $54,117 and is included in payable to related party – long term on the condensed consolidated balance sheet.

At February 28, 2023, the Company has a $162,000 note payable to the president of the Company for accrued compensation. The note bears interest at 6% and was due on January 1, 2023. The amount is included in payable to related party on the condensed consolidated balance sheets. During the three and nine month periods ended February 28, 2023 and 2022, the Company recognized officer compensation expense of $-0- (2022: $70,000) and $170,000 (2022: $210,000), respectively.

At February 28, 2023, the Company has a balance due to Cannabis Sativa, Inc., with whom the Company plans to merge, of $44,388 (see Note 10). The amount is included in advances from related parties on the condensed consolidated balance sheets. The money was advanced from Cannabis Sativa, Inc. to cover operating expenses.

Advances from Related Parties:

At May 31, 2022, the Company had advances from, and costs of services provided by, related parties totaling $1,821,482. These amounts were classified as long-term liabilities and were settled with shares of the Company’s common stock in July 2022. See Note 7. During the three and nine months ended February 28, 2023, the Company’s chief executive officer earned $70,000 and $240,000, respectively, in compensation which was reflected as an increase in advances due to him. During the nine months ended February 28, 2023, the Company paid $48,000 on the advance.

During the nine month period ended February 28, 2022, the Company had the following activity in its related party advances balance:

	Related Party Advances at	Additions During the Nine Months Ended February 28, 2022		Related Party Advances at
	May 31, 2021	Advances	Services	February 28, 2022
Related Parties
Patrick Bilton, CEO and Director
Cash Advances	$928,414	$211,500	$—	$1,139,914
Payable for services	280,000	—	210,000	490,000
David Tobias, Director	80,553	2,000	—	82,553
Jerry Cornwell, Director	29,015	—	—	29,015
Total for related parties	$1,317,982	$213,500	$210,000	$1,741,482

 NOTE 7 – SHARE CAPITAL

In the nine month period ended February 28, 2023, shares were issued for stock payable, conversion of advances from related parties and conversion of accounts payable in the amounts set forth in the following table.

		Value of Shares Issued for:
Nine Months Ended February 28, 2023	Total Shares Issued	Stock Payable	Conversion of Advances	Conversion of Accounts Payable	Total Value
Related Parties
David Tobias, Director	477,779	$10,000	$81,553	$—	$91,553
Jerry Cornwell, Director	155, 158	—	29,015	—	29,015
Patrick Bilton, CEO	9,149,272	—	1,710,914	—	1,710,914
Brad Herr, CFO	864,638	15,000	—	150,000	165,000
Jason Roth, Director	41,667	10,000	—	—	10,000
Rich Turasky, Director	41,667	10,000	—	—	10,000
Randy Lanier, Director	220,238	52,857	—	—	52,857
Total for related parties	10,950,419	97,857	1,821,482	150,000	2,069,339
Unrelated Parties	329,882	15,000	—	50,000	65,000
Aggregate Totals February 28, 2023	11,280,301	$112,857	$1,821,482	$200,000	$2,134,339

Prior to the nine months ended February 28, 2023, the Company paid its directors and certain consultants in shares of the Company’s common stock for payment of services rendered. Effective June 1, 2022, the Company determined that it would no longer pay in shares of the Company’s common stock in anticipation of its potential merger with Cannabis Sativa, Inc. (see Note 10).

In the nine-month period ended February 28, 2022, shares were issued for services and investment in the amounts set forth in the following table.

		Value of Shares Issued for:
Nine Months Ended February 28, 2022	Total Shares Issued	Stock Payable	Services	Investments	Total Value
Related Parties
David Tobias, Director	54,377	$—	$20,000	$—	$20,000
Jerry Cornwell, Director	54,377	—	20,000	—	20,000
Brad Herr, CFO	81,566	—	30,000	—	30,000
Randy Lanier, Director	155,475	—	77,356	—	77,356
Total for related parties	345,795	—	147,356	—	147,356
Unrelated Parties	7,421,035	100,000	210,760	2,091,666	2,402,426
Aggregate Totals February 28, 2022	7,766,830	$100,000	$358,116	$2,091,666	$2,549,782

 NOTE 8 – REVENUE

The Company’s product revenue is generated though sales of Wholesale Cannabis Products and sales of its Debudder products which are produced by third parties and distributed by the Company.

The following table shows total revenue for the three and nine-month periods ended February 28, 2023 and 2022:

	Three months ended February 28,	Nine months ended February 28,
Wholesale Cannabis Product Revenue	2023	2023
Colorado	$45,564	$131,809
California	336,098	418,119
	381,662	549,928
Debudder Revenue	578	1,467
Other	—	9,359

Total	$382,240	$560,754

All revenue for the same periods in 2022 was from Debudder sales. All sales were domestic in the three and nine month periods ended February 28, 2023. All Debudder sales were domestic except for $94 and $23,946 in the three and nine month periods ended February 28, 2022.

For Wholesale Cannabis Products, we have Brand agreements that requires the Company to pay brand royalties on sales of that brand. For the three and nine-month periods ended February 28, 2023, total brand royalties paid were $4,983 and $20,332, respectively, and are included in cost of revenue on the condensed statement of operations.

During the nine month period ended February 28, 2023, sales of the Debudder product line were substantially reduced due to the focus of the Company turning to getting the Colorado and California Cannabis facilities up and running.

During the three and nine month periods ended February 28, 2023, all debudder revenue were multiple customers for individual use. During the three and nine month periods ended February 28, 2022, 98% and 97%, respectively, of debudder revenue was from four separate customers. Accounts receivable from cannabis revenue was $69,104 and $-0-, at February 28, 2023 and May 31, 2022, respectively and is included in prepaid and other current assets in the condensed consolidated balance sheets at February 28, 2023.

 NOTE 9 – INVENTORY

Inventory consists of the following:
	February 28, 2023	May 31, 2022
Debudder products	$110,013	$24,794
Raw material - biomass	67,927	21,868
Raw material - distillate	101,189	76,916
Finished goods	781,809	73,481
Total	$1,060,938	$197,059

At February 28, 2023 and May 31, 2022, raw material – biomass, as listed above, is on consignment from a third-party company with which the Company has a license agreement. Under the agreement, the Company obtains the biomass from the third party from which it produces the cannabis products. The Company is required to split the revenue over the reduced purchase price for inventory 50/50 with the third party. The Company absorbs all losses from sale of the products. To date, the Company’s revenue for this product has not been greater than the reduced purchase price, therefore the Company nor the third- party has not earned any split revenue under this arrangement.

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

Merger with Cannabis Sativa, Inc.

On August 8, 2022, the Company entered into an Agreement of Merger and Plan of Reorganization dated August 8, 2022 with Cannabis Sativa, Inc. (“CBDS”), to be effective on the first business day following approval of the merger by the shareholders of the Company and CBDS. The merger agreement provides for the merger of the Company with and into CBDS, with CBDS as the surviving entity. Under the agreement, the Company’s shareholders will receive 2.7 shares of CBDS common stock for each one share of the Company’s common stock held immediately prior to the merger. Following the merger, the shareholders of the Company will hold approximately 72% of the total outstanding shares of common stock of the surviving company, and the shareholders of CBDS will hold approximately 28% of the total outstanding common shares of the surviving company. Presently, the merger is still proceeding and is scheduled to close Q3 2023 of the calendar year, subject to shareholder approval.

 NOTE 11 – LEASES

Colorado Lease: On January 1, 2022, the Company signed a lease for its office and facilities located in Denver, Colorado for a five year term. Monthly lease payments start at $6,000 and escalate to $7,293 in year five. Upon signing the lease, the Company recognized a lease liability and a right of use asset of $308,127 based on the two-year payment stream discounted using an estimated incremental borrowing rate of 10.0%. At February 28, 2023, the remaining lease term is 3.8 years. As of February 28, 2023, total future lease payments are as follows:

For the year ended May 31,
Remaining 2023	$18,900
2024	77,175
2025	81,033
2026	85,085
2027	51,051
Total	313,244
Less imputed interest	(53,216)
Net lease liability	260,028
Current portion	(53,232)
Long-term portion	$206,796

For the three and nine months ended February 28, 2023, rent expense of $19,715 and $59,144, respectively was recognized for this lease. For the three and nine months ended February 28, 2022, rent expense of $19,715 and $19,715, respectively was recognized for the lease.

California Lease: On July 14, 2022, the Company signed a lease for its office and facilities located in Cathedral City, California for a five year term. Monthly lease payments are $72,917. Upon signing the lease, the Company recognized a lease liability and a right of use asset of $3,505,897 based on the five-year payment stream discounted using an estimated incremental borrowing rate of 10.0%. At February 28, 2023, the remaining lease term is 4.33 years. As of February 28, 2023, total future lease payments are as follows:

Remaining 2023	$218,751
2024	875,004
2025	875,004
2026	875,004
2027 and thereafter	1,020,838
Total	3,864,601
Less imputed interest	(676,729)
Net lease liability	3,187,872
Current portion	(590,067)
Long-term portion	$2,597,805

For the three and nine months ended February 28, 2023, $218,751 and $656,253, respectively was recognized as rent expense for this lease. The lessor of the property is SMC Cathedral City Holdings, LLC, a company with which the Company has a convertible note payable due (See Note 5). This lease has not been paid to date as required by the lease agreement and the balance owed of $510,419 is included in accrued rent payable – related party on the condensed consolidated balance sheet.

 NOTE 12 – COMMITMENTS AND CONTINGENCIES

See Notes 4 and 11 for commitments related to royalties, earn-out provisions, and leases.

The Company and PPK are plaintiffs in lawsuit against Country Cannabis, LLC of Yale, Oklahoma for trademark infringement for the use of the name “Country Cannabis”. The lawsuit was filed with the Payne County, Oklahoma Courts on February 7, 2022. The Company has motioned the Court for summary judgment in this matter and for legal fees. The motion for summary judgement is currently pending before the Court. As of February 28, 2023, management believes it will be successful in the matter however is unable to estimate amounts, if any, they could receive in the final judgment.